Form 10QSB
period 2005-03-31
Devine Entertainment CORP
filed 2005-12-16
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                         Commission File Number 0-51168

                        Devine Entertainment Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Ontario, Canada                           Not Applicable
      (State or other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

         Suite 504, 2 Berkeley Street, Toronto, Ontario, Canada M5A 2W3
                     (Address of Principal Executive Office)

                                 (416) 364-2282
                           (Issuer's Telephone Number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

      State the number of shares outstanding of each of the issuer's classes of commom equity, as of the latest practicable date: As of November 11, 2005, the issuer had 35,353,508 Common Shares outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 March 31, 2005

                         (Expressed in Canadian Dollars)

                                                                         PAGE II

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005
                        (Expressed in Canadian Dollars)

                                     ASSETS

                                                   Mar 31              Dec 31
                                                    2005                2004
                                                ------------        ------------
Current

Cash                                            $    254,044        $    104,727
Accounts receivable                                  347,291             655,482
Inventory                                             13,521              26,013
Tax credits receivable                               299,097             299,097
Prepaid and sundry assets                             66,569              42,066
                                                ------------        ------------

                                                     980,522           1,127,385

Advances receivable                                  494,550             494,550
Investment in film, television
  programs and recordings
  (Note 4)                                         9,315,425           9,407,576
Deferred financing charges                            12,750              36,123
Property and equipment
  (Note 5)                                            29,540              31,727
                                                ------------        ------------
                                                $ 10,832,787        $ 11,097,361
                                                ============        ============

                                  LIABILITIES

Current

Bank film production loan
  (Note 6)                                      $    361,839        $    919,664
Accounts payable and accrued
  liabilities                                      1,076,646           1,041,147
Convertible debentures
  (Note 7)                                         1,519,290           1,519,290
Deferred revenue                                   2,658,971           2,658,971
                                                ------------        ------------
                                                   5,616,746           6,139,072
                                                ------------        ------------
Contingency and commitments
  (Notes 9 and 18)

                              SHAREHOLDERS' EQUITY

Capital stock (Note 10)                         $ 11,969,712        $ 11,703,437
Contributed surplus (Note 12)                      1,020,886           1,051,886
Deficit                                           (7,774,557)
                                                ------------        ------------
                                                   5,216,041           4,958,289
                                                ------------        ------------
                                                $ 10,832,787        $ 11,097,361
                                                ============        ============

See accompanying notes to interim consolidated financial statements.

                                                                        PAGE III

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

            FOR THE PERIOD ENDED MARCH 31, 2005 AND DECEMBER 31, 2004
                        (Expressed in Canadian Dollars)


                                                                      Stock                               Contributed
                               Common Shares           Warrants      Options         Preferred Shares       Surplus        Deficit
                          -----------------------     ----------    ---------       ------------------    -----------   ------------
                              #            $              #             #              #          $            $              $
                                                                                                           (Note 12)
BALANCE,
January 1, 2004           14,261,838    9,393,316       550,000            --            --         --       466,313    (12,095,951)

ISSUED
- on settlement
  of bank loans              100,000       10,000            --            --            --         --            --             --
- on settlement
  of long-term debt        2,042,054      204,205     1,830,000            --            --         --        18,300             --
- pursuant to
  private placement        1,100,000      121,000       866,616            --            --         --        99,000             --
- pursuant to
  private placement        5,160,000      464,400     2,580,000            --            --         --        51,600             --
- for cash
  consideration              100,000       10,000            --            --            --         --            --             --
- on settlement of
  advances from
  related parties          4,717,082      471,708            --            --            --         --            --             --
- on settlements of
  accounts payable
  and accruals             4,022,918      461,569            --            --            --         --       371,823             --
Less: share issuance
  costs                           --      (28,111)           --            --            --         --            --             --
- on conversion
  of warrants                366,666       55,000      (366,666)           --            --         --       (55,000)            --
- issued to Devine
  Limited Partnership        380,450      351,800            --            --       494,550    494,550            --             --
- tax benefits utilized
  by limited partnership          --     (306,000)           --            --            --         --            --             --
- on issuance of stock
  options                         --           --            --     3,435,000            --         --        99,850             --
NET INCOME                        --           --            --            --            --         --            --      4,298,917
                          ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2004         32,251,008   11,208,887     5,459,950     3,435,000       494,550    494,550     1,051,886     (7,797,034)
                          ==========================================================================================================
- on conversion
  of warrants              1,362,500      231,625    (1,362,500)           --            --         --       (27,250)            --
- on exercise of
  stock options              125,000       16,250            --      (125,000)           --         --        (3,750)            --
- issued for services
  rendered                    80,000       18,400            --            --            --         --            --             --
NET INCOME                        --           --            --            --            --         --            --         22,477
                          ----------------------------------------------------------------------------------------------------------
BALANCE,
March 31, 2005            38,818,508   11,475,162     4,097,450     3,310,000       494,550    494,550     1,020,886     (7,774,557)
                          ==========================================================================================================

See accompanying notes to consolidated financial statements.

                                                                         PAGE IV

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                     FOR THE 3 MONTH PERIOD ENDED MARCH 31,
                        (Expressed in Canadian Dollars)

                                                    2005               2004
                                                ------------       ------------
REVENUE                                         $    478,236       $     77,467
                                                ------------       ------------
EXPENSES
  Operating                                          175,044             76,928
  Amortization - film, television
                 programs and recordings             257,036             60,096
               - equipment                             2,188              1,776
  Interest (Note 8)                                   21,491             40,319
                                                ------------       ------------
                                                     455,759            179,119
                                                ------------       ------------
NET INCOME (LOSS) FOR THE PERIOD                      22,477           (101,652)

Deficit, beginning of period                      (7,797,034)       (12,095,951)
                                                ------------       ------------
Deficit, end of period                          $ (7,774,557)      $(12,197,603)
                                                ============       ============

EARNINGS (LOSS) PER COMMON SHARE
  (Note 11)

BASIC                                                 $ 0.00            $ (0.01)
                                                      ======            =======

FULLY DILUTED                                         $ 0.00            $ (0.01)
                                                      ======            =======

See accompanying notes to interim consolidated financial statements.

                                                                          PAGE V

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                     FOR THE 3 MONTH PERIOD ENDED MARCH 31,
                        (Expressed in Canadian Dollars)

                                                         2005           2004
                                                       ---------      ---------
OPERATING ACTIVITIES
  Net income (loss) for the period                     $  22,477      $(101,652)
  Amortization - film, television programs
                 and recordings                          257,036         60,096
               - property and equipment                    2,188          1,776
               - financing charges                        23,373          7,990
  Shares issued for services rendered                     18,400             --
  Investment in film, television programs
    and recordings                                      (164,885)      (863,480)
  Change in non-cash components of
    working capital (Note 14)                            331,678       (101,577)
                                                       ---------      ---------
                                                         490,267       (996,847)
                                                       ---------      ---------
FINANCING ACTIVITIES
  Increase (decrease) in bank loans                     (557,825)       550,292
  Private placement                                           --        173,000
  Issuance of shares on conversion
    of warrants                                          204,375             --
  Issuance of shares on stock
    options exercised                                     12,500             --
                                                       ---------      ---------
                                                        (340,950)       723,292
                                                       ---------      ---------
INVESTING ACTIVITY
  Purchase of property and equipment                          --         (3,750)
                                                       ---------      ---------
CHANGE IN CASH                                           149,317       (277,305)

CASH, BEGINNING OF PERIOD                                104,727        742,431
                                                       ---------      ---------
CASH, END OF PERIOD                                    $ 254,044      $ 465,126
                                                       =========      =========
SUPPLEMENTAL DISCLOSURE (Note 14)

Interest paid                                          $   8,721      $  42,476

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE VI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005
                        (Expressed in Canadian Dollars)

1.    NATURE OF BUSINESS

      Devine   Entertainment   Corporation  ("the  Company")  is  an  integrated
      developer and producer of children's and family programs for worldwide television and film broadcast and home video markets.

      Television and film production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such television and film programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public.

      The success of the Company's television and film programming also may be impacted by, among other factors, prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some of all of the Company's television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

      These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which presumes the realization of assets and settlement of liabilities in the normal course of operations in the foreseeable future.

      The Company has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully convert convertible debentures.

      If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities and the reported net income.

2.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the requirements of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 1751, "Interim Financial Statements." Accordingly, certain information and footnote disclosure normally included in annual financial statements prepared in accordance with Canadian generally accepted accounting principles ("GAAP") have been omitted or condensed. These interim consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All material intercompany balances and transactions have been eliminated. These unaudited interim consolidated financial statements and supplemental information should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2004, as set out in the December 2004 Annual Report.

      In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The unaudited interim consolidated financial statements were prepared using the same accounting policies and methods as those used in the Company's consolidated financial statements for the year ended December 31, 2004.

      These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in
      Note 16 to the financial statements.

                                                                        PAGE VII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

3.    ADVANCES FROM LIMITED PARTNERSHIP

      During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("Partnership"). Under the terms of the agreement, the Partnership will incur certain expenses, until December 31, 2005, relating to the following services required in connection with the conduct of business of the Company.

            o     Labour, employment and all other "direct" services;

            o Marketing services, including production and placement of all required advertising;

            o The incurring of other operating expenses, excluding payments for the purchase of real property,

            o     Administrative services;

            o Certain development services required in connection with new projects of the business

      In return, the Partnership would be entitled to a royalty equal to a percentage of gross revenue of the Company for the calendar years from 2005 to 2015, payable 60 days after the completion of each calendar year in connection with the expenses incurred during such year.

      The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

4.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                              March 31, 2005             December 31, 2004
                                              --------------             -----------------
                                               Accumulated
                                    Cost       Amortization      Net            Net
                                 -----------   ------------  -----------    -----------
Completed television
  programs and recordings        $16,038,987   $13,021,907   $ 3,017,080    $ 3,096,399
Completed Motion picture
  - Bailey's Billions              7,146,016     1,930,481     5,215,535      5,407,622
Projects in progress               1,082,810            --     1,082,810        903,555
                                 -----------   -----------   -----------    -----------
                                 $24,267,813   $14,952,388   $ 9,315,425    $ 9,407,576
                                 ===========   ===========   ===========    ===========

      The Company expects to amortize approximately $1,100,000 for completed television programs and recordings costs and $700,000 for completed motion picture costs during the current fiscal year.

      The Company expects 98% of completed television programs and recordings and 51% of completed motion picture costs will be amortized by December 31, 2007.

      As at December 2011 over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from two to nine years at December 31, 2004.

                                                                       PAGE VIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

5.    PROPERTY AND EQUIPMENT

                                              March 31, 2005             December 31, 2004
                                              --------------             -----------------
                                               Accumulated
                                    Cost       Amortization      Net            Net
                                 -----------   ------------  -----------    -----------
Computer and editing equipment     $177,922      $155,450      $22,472        $24,284
Furniture and fixtures               58,193        51,125        7,068          7,443
                                   --------      --------      -------        -------
                                   $236,115      $206,575      $29,540        $31,727
                                   ========      ========      =======        =======

6.    BANK FILM PRODUCTION LOAN                           March 31   December 31
                                                            2005        2004
                                                          --------   -----------
      Term loan bearing interest at a fluctuating
      per annum rate equal to 1.25% plus the Base
      Rate of the Comerica Bank, repayable on
      November 30, 2004, secured by a general
      security agreement against all the assets of
      one of the 100% owned subsidiaries of Devine
      Entertainment Corporation. On December 10,
      2004, the loan was extended to April 4, 2005.
      This loan was used for the financing of the
      motion picture "Bailey's Billions". The loan
      was repaid on May 24, 2005.                         $361,839    $919,664
                                                          ========    ========

      Interest on the above bank film production loan for the three month period ended March 31, 2005 totalled $8,721 (March 31, 2004 - $42,392).

                                                                         PAGE IX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

7.    CONVERTIBLE DEBENTURES

      Convertible Debentures
                                                        March 31,   December 31
                                                          2005          2004
                                                       ----------    ----------
      Principal Issued
      - February 1996 (i)                              $   75,000    $   75,000
      - December 2000 (ii)                                550,000       550,000
      - December 2000 (iii)                               835,800       835,800
      - Capitalized interest (iv)                         240,000       240,000
                                                       ----------    ----------
                                                        1,700,800     1,700,800
      Less - equity component                            (181,510)     (181,510)
                                                       ----------    ----------
                                                       $1,519,290    $1,519,290
                                                       ==========    ==========

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at March 31, 2005, there remains an outstanding balance of $75,000 plus $31,875 (December 31, 2004 - $30,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as current liability on the balance sheet.

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures mature on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at March 31, 2005 the Company is in default of an outstanding balance of $122,150 (December 31, 2004 - $107,713) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

                                                                          PAGE X

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

7.    CONVERTIBLE DEBENTURES(Continued)

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at March 31, 2005, there remains an outstanding balance of $183,509 (December 31, 2004 - $161,569) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

            Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt, the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 7(ii) and 7(iii) as on the related debentures. As at March 31, 2005 there is an outstanding amount of $18,900 (December 31, 2004 - $12,600) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet.

8.    INTEREST EXPENSE

                                                          March 31,   March 31,
                                                            2005        2004
                                                          --------    --------
      Interest on convertible debenture                   $ 67,925    $ 64,448
      Interest on bank loans                                 8,721      64,861
                                                          --------    --------
                                                            76,646     129,309
      Interest income                                      (13,375)         --
                                                          --------    --------
                                                            63,271     129,309
      Interest capitalized to film and
        television programs                                (41,780)    (88,990)
                                                          --------    --------
                                                          $ 21,491    $ 40,319
                                                          ========    ========

                                                                         PAGE XI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

9.    COMMITMENTS

      (a) The Company has a rental lease commitment for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                        2005                           $19,500
                        2006                            27,000
                        2007                            28,000
                        2008                            29,000
                        2009                            13,000

      (b)   The  Company  has  employment   agreements  with  various  principal
            officers and employees. The agreements provide for minimum salary levels.

      (c) The Company has entered into contractual agreements for creative talent related to future film production.

      (d) The purchasers of the copyright interest are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billions" up to the original amount of the purchase price of $2,477,500. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

      (e) The distributors of the film are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billions" up to the original amount of the purchase price in the amount of $2,908,971. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

10.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" shares 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares                          Number     $ Amount
                                                          ----------  ----------
            Balance, December 31, 2004                    32,251,008  11,208,887

            Common shares issued for services
              rendered                                        80,000      18,400

            Common shares issued on conversion
              of warrants                                  1,362,500     231,625

            Stock options exercised into common
              shares                                         125,000      16,250
                                                          ----------  ----------
            Balance, March 31, 2005                       33,818,508  11,475,162
                                                          ==========  ==========

                                                                        PAGE XII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

10.   CAPITAL STOCK (Continued)

      (c)   Issued - Series 1 preferred shares               Number     $ Amount
                                                             -------    --------
            Balance, December 31, 2004
              and March 31, 2005                             494,550    494,550
                                                             =======    =======

            The Series 1 preferred shares are non-voting, non-participating, $1 redeemable and retractable The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at March 31, 2005 dividends in arrears amounted to $11,220.

      (d)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

            The outstanding and exercisable stock options are as follows:

                                                           Weighted      Average
                                               Number     Allocated     Exercise
Outstanding and Exercisable                of Options         Value        Price
--------------------------------------------------------------------------------
Balance, December 31, 2004                  3,435,000        99,850        $0.10
  Exercised                                  (125,000)       (3,750)        0.10
                                            ---------        ------         ----
Balance, March 31, 2005                     3,310,000        96,100         0.10
                                            =========        ======         ====

                                                       Number           Exercise
Expiry Date               Grant Date               of Options              Price
--------------------------------------------------------------------------------
June 25, 2005             June 25, 2004                10,000               0.10
June 25, 2006             June 25, 2004               300,000               0.10
June 25, 2009             June 25, 2004             3,000,000               0.10
                                                    ---------
                                                    3,310,000
                                                    =========

                                                                       PAGE XIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

10.   CAPITAL STOCK (Continued)

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

                                                                         Average
                                               Number     Allocated     Exercise
Outstanding and Exercisable               of Warrants         Value        Price
--------------------------------------------------------------------------------
Balance, December 31, 2004                  5,459,950       113,900        $0.37
  Converted to common shares               (1,362,500)      (27,250)        0.15
                                           ----------       -------        -----
Balance, March 31, 2005                     4,097,450        86,650        $0.36
                                           ==========       =======        =====

                                                       Number           Exercise
Expiry Date               Grant Date              of Warrants              Price
--------------------------------------------------------------------------------
April 7, 2005             April 7, 2004             1,217,500               0.15
December 31, 2005         December 31, 2000           550,000               0.50
September 26, 2006        June 30, 2004               499,950        0.15 - 0.20
February 26, 2007         June 30, 2004             1,830,000               0.50
                                                    ---------
                                                    4,097,450
                                                    =========

11.   EARNINGS PER COMMON SHARE

      (a) Basic: For the three month period ended March 31, 2005, the weighted average number of common shares was 32,785,008 (March 31, 2004 - 14,261,838).

      (b) Fully Diluted: For the three month period ended March 31, 2005, the diluted weighted average number of common shares was 33,350,004 (March 31, 2004 - 14,261,838). For the three month period ended March 31, 2005, 2,380,000 (March 31, 2004 - 550,000) warrants and
            Nil (March 31, 2004 - 1,927,000) options to purchase common were not included in the calculation of fully diluted earnings per share because of their anti-dilutive effect.

                                                                        PAGE XIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

12.   CONTRIBUTED SURPLUS

            Balance, December 31, 2004              $1,051,886
            Less: Stock Options exercised
              (Note 10(d))                              (3,750)
            Less: Warrants converted into
              common shares (Note 10(e))               (27,250)
                                                    ----------
                                                    $1,020,886

                                                  March 31, 2005   Dec. 31, 2004
                                                  --------------   -------------

            Settlement of debt instruments          $  656,626       $  656,626
            Equity portion of long-term debt
              (Note 7(a))                              181,510          181,510
            Stock Options (Note 10 (d))                 96,100           99,850
            Warrants (Note 10(e))                       86,650          113,900
                                                    ----------       ----------
                                                    $1,020,886       $1,051,886
                                                    ==========       ==========

13.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended March 31, 2005 $53,247 (March 31, 2004 - $2,720) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in accounts payable and accrued liabilities at March 31, 2005 was $26,304 (December 31, 2004 - $Nil).

14.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           2005         2004
                                                         --------     ---------
      Change in non-cash working capital
        Accounts receivable                              $308,191     $  79,228
        Inventory                                          12,492            --
        Prepaid and sundry assets                         (24,503)      (14,577)
        Accounts payable and accrued liabilities           35,498      (165,888)
        Deferred revenue                                       --          (340)
                                                         --------     ---------
                                                         $331,678     $(101,577)
                                                         ========     =========
      Non-cash transactions
        Shares issued for services rendered              $ 18,400     $      --

                                                                         PAGE XV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

15.   SEGMENTED INFORMATION

      The Company conducts its operations in two business segments: film productions and film library revenue. Selected information for the Company's operating segments, net of inter-company amounts is as follows:

                                                 Film      Film Library
            2005                              Productions     Revenue     Total
            ----                              -----------  ------------  -------
                                                   $             $          $
            Revenue                             293,000       185,000    478,000

            2004
            ----

            Revenue                                  --        77,000     77,000

      Revenue by geographic location, based on the location of customers, is as follows:

                                                               2005        2004
                                                              -------     ------
                                                                 $           $
      Revenue
        Canada                                                116,000      8,000
        United States                                          69,000     69,000
        France                                                 99,000         --
        Europe - Other                                        188,000         --
        Other foreign                                           6,000         --
                                                              -------     ------
                                                              478,000     77,000
                                                              =======     ======

16.   RECONCILIATION TO UNITED STATES GAAP

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 9(a)), is valued at $181,510 and had been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and had been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

                                                                        PAGE XVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 MARCH 31, 2005

16.   RECONCILIATION TO UNITED STATES GAAP (continued)

      (c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside of shareholders' equity.

            March 31, 2005                                  CDN GAAP   U.S. GAAP
            --------------                                  --------   ---------

            Convertible Debentures                         1,519,290   1,700,800

            Contributed Surplus                            1,020,886     554,573

            Deficit                                        7,756,157   7,489,754

            December 31, 2004
            -----------------

            Convertible Debentures                         1,519,290   1,700,800

            Contributed Surplus                            1,051,886     585,573

            Deficit                                        7,797,034   7,512,231

17.   COMPARATIVE FIGURES

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.

18.   CONTINGENCY

      In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. In June 2005 the Company will go before an arbitrator relating to a particular grievance brought against them by the Writer's Guild of Canada for unpaid royalties. The outcome is not determinable at this time, but the management estimates that the grievance will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

19.   SUBSEQUENT EVENTS

      On April 7, 2005, 1,185,000 warrants were converted into common shares. Each warrant was converted into a common share for $0.15 per warrant.

      On May 19, 2005, the Company issued 350,000 common shares to settle previously unpaid professional fees of $78,500.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      The discussion and analysis of the Company's results of operations for the calendar quarter ended March 31, 2005 set forth below should be read in conjunction with the Company's unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this report. Such discussion and analysis contains forward-looking statements. Forward-looking statements are statements that are not historical facts. The Company's actual results may differ significantly from those projected in the forward-looking statements. The Company does not intend to update the forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

      The Company's consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") and include the accounts of Devine Entertainment and the following wholly-owned subsidiaries of Devine Entertainment: Devine Productions Ltd., Devine New Media Corporation, Devine Productions (Artists) Ltd., Devine (Fairy
Tale) Productions Ltd. and Devine Bailey Productions Ltd. The Company's consolidated financial statements conform, in all material respects, with United States generally accepted accounting principles ("U.S. GAAP"), except as described below under "-- Reconciliation to U.S. GAAP."

Revenue Recognition

      The Company's revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of the American Institute of Certified Public Accountants' Statement of Position 00-2 ("SOP 00-2"). Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collectibility of proceeds. Revenue from the sale of home videos and DVDs is recognized at the time of shipment. Amounts received and not recognized as revenue are recorded as deferred revenue.

      The Company does not anticipate any trends that will impact its revenues. As the Company further executes its business strategy, the Company expects that its revenue will increase primarily from its expanded operations and product line additions.

Investment in Film, Television Programs and Recordings

      Investment in film, television programs and recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of anticipated federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under SOP 00-2, exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs which have been fully amortized in prior years and have no carrying value in the Company's consolidated financial statements.

      Projects in progress include the costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are added to investment in film, television programs, and recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. Projects in progress are written off at the earlier of the date determined not to be recoverable or when projects in progress are abandoned, and three (3) years from the date of the initial investment.

      Amortization is determined based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program by program basis (the "individual film forecast method"). Revenue and film costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods. Production financing provided by third parties that acquire substantive equity participation is recorded as a reduction of costs of the production.

      Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Fair market value is based on the discounted projected net cash flows. The determination of the projected net cash flows and discount rates are subjective in nature and involve uncertainties and matters of significant judgement by management.

Government and Other Assistance

      The Company has access to various government programs that are designed to assist film, television programs and recordings production and distribution in

Canada. Effective January 1, 2004, amounts receivable in respect of production assistance are recorded as a reduction of investment in film and television programs. Government assistance towards current expenses is included in earnings. Investment tax credits are recorded as a reduction to investment in film, television programs and recordings, when the ultimate collection of the credits are assured.

Stock-Based Compensation

      The Company accounts for all stock-based payments using the fair value based method. The Company grants stock options for a fixed number of shares to employees and consultants with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes compensation expense for the stock-based compensation plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital.

      If stock or stock options are repurchased from employees or consultants, the excess of the consideration paid over the carrying amount of the stock or stock option cancelled is charged to retained earnings.

Future Income Taxes

      The Company provides for income taxes using the asset and liability method. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates, which are expected to be in effect when the underlying items of income and expenses are expected to be realized.

Reconciliation to U.S. GAAP

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are set forth below.

      o Under Canadian GAAP, the conversion feature on the Company's convertible debentures is valued at $181,510 and had been classified as contributed surplus. Under U.S. GAAP, the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      o Under Canadian GAAP, the exchange of the Company's convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and classified as contributed surplus. Under U.S. GAAP, the conversion and subsequent settlement were not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      o Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside the shareholders' equity.

March 31, 2005                                      Canadian GAAP      U.S. GAAP
--------------                                      -------------      ---------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                 1,020,886            554,573
Deficit                                             7,756,157          7,489,754

December 31, 2004
-----------------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                 1,051,886            585,573
Deficit                                             7,797,034          7,512,231

Recent Accounting Pronouncements

      In 2003, the Canadian Institute of Chartered Accountants (the "CICA") issued new Handbook Section 1100, "Generally Accepted Accounting Principles." This section clarifies that an enterprise is required to account for transactions in accordance with the specific recommendations in the handbook, basic financial statement concepts and, if appropriate, other relevant authoritative literature. Consequently, the Company may no longer use historical industry practice as a source of authority, and accordingly, the recognition of government financing and assistance will prospectively change from revenue to a reduction of the related production costs. The Company has adopted this policy as of January 1, 2004. The adoption of these standards had no material impact on the Company's results of operations or financial position.

      In December 2003, the Emerging Issues Committee of the CICA released EIC - 141, "Revenue Recognition" and EIC-142 "Revenue Arrangements with Multiple Deliverable." EIC-141 provides interpretive guidance on the application of CICA Handbook Section 3400, "Revenue." Specifically, this EIC presents the criteria to be met for revenue recognition to be considered achieved. EIC-142 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities for a given customer. The adoption of these standards had no material impact on the Company's results of operations or financial position.

      In June 2003, the CICA released AcG-15, "Consolidation of Variable Interest Entities," to be applied by companies for the periods beginning on or after November 1, 2004. Under this release, the CICA established criteria to identify variable interest entities ("VIE") and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, the Company has included the results of operations of the Partnership (as hereinafter defined) and QCF Partnership (as hereinafter defined) in its consolidated operations. See "-- Devine Entertainment Limited Partnership" and "-- QCF Partnership."

      In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement." This section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

      In January 2005, the CICA issued Handbook Section 3865, "Hedges." This section provides alternative treatments to Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships," and the hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

      In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income." This section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

Potential Capital Reorganization

      The Company has sought and received approval from its board of directors to effect a capital reorganization of the Company at such time in the future as may be required in order to maintain the Company's eligibility to receive certain financial incentives and assistance or any required licenses or approvals from Canadian federal or provincial governments and agencies. The Company will lose its eligibility if the ownership of the equity securities of the Company by Canadian residents fails to meet certain specified requirements. If such reorganization is effected, each Common Share will be exchanged for one-half of a newly-created voting common share and one-half of a newly-created non-voting common share. This exchange will treat stockholders of the Company uniformly.

      The Company believes that the benefit of remaining eligible to receive the aforesaid financial incentives and assistance, licenses and approvals, by effecting the reorganization, will greatly outweigh any possible negative effects which may temporarily result in the then-existing trading market for the Company's securities as a result of the Company's new capital structure. The Company's belief in this regard is buttressed by the fact that transactions similar to the Company's proposed reorganization are familiar to investors in other Canadian public entertainment companies such as Alliance Atlantis Communications Inc. and Corus Entertainment Inc. A review of the public filings made by each of these companies does not indicate that such company's capital structure has impaired its ability to access capital markets for funding or otherwise attract investors.

      The stockholders of the Company initially approved the proposed capital reorganization on June 25, 2004. The stockholders of the Company reapproved the capital reorganization on June 16, 2005. The Company will, on an annual basis, continue to seek reapproval of the capital reorganization at the Company's annual meeting of stockholders. The failure of the Company's stockholders to continue approving the capital reorganization could have a material adverse effect upon the Company's business in the future if the Company no longer remains eligible to receive the aforesaid financial incentives and assistance, licenses and approvals by reason of not being able to effect the reorganization.

      The   Company   does  not  expect  to  have  to   implement   the  capital
reorganization for the foreseeable future.

Additional Information

      Additional information regarding the Company is available on SEDAR at www.sedar.com and EDGAR at www.sec.gov.

Results of Operations

      Calendar Quarter Ended March 31, 2005 Compared to Calendar Quarter Ended March 31, 2004

      Overview

      The positive changes experienced by the Company in 2004 continued into the first quarter of 2005. These changes included the following:

o The Company's revenues in the first quarter of 2005 increased by 517% to $478,236 as compared to $77,467 for the same period in 2004.

o The Company's first feature film, Bailey's Billion$, generated revenues of $293,000 in the first quarter of 2005 from sales of distribution rights in France, Italy and Israel.

o The Company's proprietary film library continued to perform well with a broadcast license sale to TVOntario in Canada for $108,000 and $77,000 in DVD and video revenues in North America. Sales from the Company's proprietary film library contributed $185,000 to the Company's revenues in the first quarter 2005, a 139% increase as compared to the same period in 2004.

o The Company completed a partial financing of $204,375 from the exercise of 1,362,500 previously issued warrants from its April 7, 2004 private placement at a price of $0.15 per unit before March 31, 2005. Subsequent to the end of the first quarter of 2005 and before the expiry of the warrants on April 7, 2005, an additional 1,185,000 warrants were exercised and in total 2,547,500 of 2,580,000 warrants outstanding were exercised for total proceeds to the Company of $382,125.

o The first quarter of 2005 is the fourth consecutive quarter the Company has posted positive net income and an increase in stockholders' equity. Net income in the first quarter of 2005, which was derived solely from operating activities, was $22,477 or $0.00 per share as compared with a loss of $101,652 or ($0.01) for the same period in 2004. Stockholders' equity increased by $257,752 to $5,216,041 in the first quarter of 2005 from $4,958,289 as at December 31, 2004.

      The Company will continue to focus on new production, and the marketing and distribution of its proprietary film library in an effort to drive revenue growth. Since 2004, the Company made significant progress in turning around its business. Although there can be no assurance, the Company expects this trend to continue for the foreseeable future.

      Revenues

      The Company's revenues during the first quarter of 2005 increased by 517% to $478,236, as compared to $77,467 for the same period in 2004.

      Of the Company's total revenues during the first quarter of 2005, $293,000 was derived from sales of distribution rights in France, Italy and Israel of the Company's feature film Bailey's Billion$. Revenues from sales of the Company's proprietary film library increased by 139% to $185,000 during the first quarter of 2005, as compared to $77,467 for the same period in 2004. Revenues from the film library included a new sale of broadcast rights to Canadian educational broadcaster TVOntario for $108,000. TVOntario also committed to buy broadcast rights for a new series of complementary films based on the lives and work of landmark authors, entitled, The Writers' Specials. North American DVD and video sales provided the balance of revenue from the Company's proprietary film library. 90% of the Company's $77,000 of revenues from DVD and video sales in the first quarter of 2005 were derived from sales in the United States. The balance of such revenues was derived from sales in Canada.

      Reflecting the fact that the Company's film library revenues during the first quarter 2005 were derived primarily from sales in the United States and Canada and the revenues attributable to the sale of distribution rights to Bailey's Billion$ came from France, Italy and Israel, the Company's revenues by geographic location, based on the location of its customers was as follows:

                                             Mar. 31 2005          Mar. 31 2004
                                             ------------          ------------
                                                   $                     $
Revenue
         Canada                                 116,000                8,000
         United States                           69,000               69,000
         France                                  99,000                 --
         Italy                                  188,000                 --
         Israel                                   6,000                 --
                                                -------               ------

                                                478,000               77,000
                                                =======               ======

      Earnings per Share

      In the first quarter of 2005, the Company reported its fourth consecutive profitable quarter with net income of $22,477 or $0.00 per share, as compared to a loss of $101,652 or ($0.01) per share for the same period in 2004.

      Stockholders' Equity

      Stockholders' equity increased by $297,800 to $5,256,089 during the first quarter of 2005, as compared to equity of $4,958,289 as at December 31, 2004.

      Operating expenses

      The Company's operating expenses for the first quarter of 2005 increased by $98,116 or approximately 128% to $175,044, as compared to $76,928 for the same period in 2004. This increase reflects the change made by the Company's from focusing on delivering Bailey's Billion$ in the first quarter of 2004 to developing and financing new production and the marketing of the Company's film library during the same period in 2005.

      Production and Development Activity

      The Company continues to develop new projects in order to secure new production activity. Projects which include initial participation and support of funds from Telefilm Canada, Astral Communications and Corus Entertainment are feature films and TV movies entitled Red, Miracle Journey and October 7, 1944. The Company has also acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Revolving Door, Quarterback, Fat Camp and Humchucker. In addition, the Company has entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France.

      Investment in Film and Television Programs and Recordings

      The Company reviews and revises the estimated fair market value of its investment in film, television programs and recordings as required on a regular basis. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. For the proprietary films, television programs and recordings produced by the Company, a maximum period of ten years after the delivery of the production is used in accordance with SOP 00-2 to estimate fair value. Development costs which are expected to benefit future periods are also capitalized. If the property under development has not been set for production within three years, the costs associated with such property are written off to income.

      As at March 31, 2005, the Company's investment in its proprietary film library was estimated as $3,096,399 after accumulated amortization. The Company's investment in Bailey's Billion$ was estimated as $5,215,535 after accumulated amortization and the Company's investment in projects in development was estimated as $1,082,810 as per the table set out below:

                                                                 March 31, 2005                     Dec 31, 2004
                                                                 --------------                     ------------
                                                                          Accumulated
                                                              Cost        Amortization           Net             Net
                                                              ----        ------------           ---             ---
Completed television programs and recordings              $16,038,987      $13,021,907       $3,017,080       $3,096,399
Completed Motion picture - Bailey's Billion$                7,146,016        1,930,481        5,215,535        5,407,622
Projects in progress                                        1,082,810            --           1,082,810          903,555
                                                          -----------      -----------       ----------       ----------
                                                          $24,267,813      $14,952,388       $9,315,425       $9,407,576

      The Company expects to amortize approximately $1,100,000 for completed television programs and recordings costs and $700,000 for completed motion picture costs during 2005.

      The Company expects 98% of completed television programs and recordings and 51% of completed motion picture costs will be amortized by December 31, 2007. As at December 2011, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from two to nine years at March 31, 2005.

      Capital Stock

      The Company issued 1,567,500 Common Shares during the first quarter of 2005 valued at $266,275 as follows:

(i) In January 2005, 80,000 Common Shares valued at $18,400 were issued for services rendered.

(ii) In February 2005, 125,000 Common Shares valued at $16,250 were issued upon the exercise of options held by an employee of the Company.

(iii) In March 2005, 1,362,500 Common Shares were issued for cash consideration of $204,375. These Common Shares were issued upon the exercise of warrants issued in connection with a unit offering effected by the Company in April 2004.

      Related Party Transactions

      During the first quarter of 2005, $53,247 of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in accounts payable and accrued liabilities as at March 31, 2005 was $26,304 (December 31, 2004 0 $Nil). See "Item 6. Executive Compensation -- Executive Services Agreement."

      Liquidity and Capital Resources

      The Company's cash on hand as at March 31, 2005 was $254,044, as compared to $104,727 as at December 31, 2004, a change in cash position of $149,317. This increase reflects the financing activities from the exercise of previously issued warrants from the Company's unit offering effected in April 2004 and the cash flow related to ongoing sales from the Company's operations.

      The Company expects to maintain renewed profitability from operations and expects that proceeds from sales of Bailey's Billion$ and its film library will generate additional revenues and positive cash flow through the balance of 2005. The Company's bank film production loan for Bailey's Billion$ was reduced by $557,825 to $361,839 as at March 31, 2005 from $919,664 as at December 31, 2004.
The Company's working capital deficiency remains significant, but is mitigated by the fact that the Company's deferred revenue of $2,658,971 from Bailey's Billion$ is a non-repayable liability. In addition, the Company is working towards converting its $1,519,290 of outstanding convertible debentures into Common Shares in 2005. There can be no assurance, however, that such convertible debentures will be converted, in whole or in part, during 2005. If such conversion does not occur and the Company remains unable to service its convertible debt, the Company will require additional working capital from its production activities or corporate financing in 2005. The Company intends to actively seek additional funding in calendar 2005.

      Subsequent Events

      In April 2005, 1,185,000 Common Shares were issued for cash consideration of $177,750. These Common Shares were issued upon the exercise of warrants issued in connection with a unit offering effected by the Company in April 2004.

      In May 2005, 350,000 Common Shares were issued to the Company's outside Canadian legal counsel to settle accounts payable for professional fees in the amount of $78,552.13.

      In May 2005, Knowledge Network, a company based in British Columbia, licensed the regional broadcast rights to (i) the Company's Artists', Inventors' and Composers' Specials films for $36,000 and (ii) pre-buy the Company's series of six new films on landmark Writers for $24,000.

      In May 2005, the Company's bank film production loan for Bailey's Billion$ was repaid in full.

Devine Entertainment Limited Partnership

      During 2004, the Company entered into a services agreement with Devine Entertainment Limited Partnership (the "Partnership"). None of the partners of the Partnership is a director, officer or other affiliate of Devine Entertainment. Under the terms of the services agreement, the Partnership assumed certain expenses of the Company up through December 31, 2004 relating to the following: (i) labor, employment and all other "direct" services; (ii) marketing services, including production and placement of all required advertising; (iii) other operating expenses, excluding payments for the purchase of real property, equipment and expenses of a capital nature; (iv) administrative services; and (v) certain development services required in connection with new Devine Entertainment projects. In return, the Partnership was paid a royalty based on the gross revenue of the Company. The Company paid such royalty by issuing 380,450 Common Shares and 494,550 Series 1 Preferred Shares (as hereinafter defined).

QCF Partnership

      During the first quarter of 2005, the Company entered into a services agreement with QCF 2005 Limited Partnership ("QCF Partnership"). None of the partners of QCF Partnership is a director, officer or other affiliate of Devine Entertainment. Under the terms of the services agreement, QCF Partnership will assume certain expenses, until December 31, 2005, relating to the following: (i) labor, employment and all other "direct" services; (ii) marketing services, including production and placement of all required advertising; (iii) other operating expenses, excluding payments for the purchase of real property; (iv) administrative services; and (v) certain development services required in connection with new Devine Entertainment projects. In return, QCF Partnership is entitled to receive royalty payments equal to a percentage of gross revenue of the Company for the calendar years 2005 through 2015.

Off-Balance Sheet Arrangements

      The Company,  as part of its ongoing  business,  does not  participate  in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2005, the Company was not involved in any material unconsolidated SPE transaction.

Item 3. Controls and Procedures.

      The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

      Neither the Company nor any of its property is the subject of any material pending legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In January 2005, the Company issued 185,000 Common Shares to certain employees of Mid South Capital Inc. in consideration for services provided in connection with the commencement of the trading of the Common Shares in the United States in the Pink Sheets(R). The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 19933, as amended (the "Securities Act").

      In January 2005, the Company issued 40,000 Common Shares to David Karas in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In January 2005, the Company issued 40,000 Common Shares to Anthony Golden in consideration for investor relation services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      Each exemption claimed above from compliance with the registration provisions of the Securities Act by reason of Section 4(2) of the Securities Act is based on the grounds that each offer and sale did not involve any public offering, each purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired the securities at issue without a view towards distribution thereof.

(b) In December 2004, the Company issued 494,500 shares of preferred stock designated as Series 1 Preferred Shares. The holders of these shares, in priority to the holders of the Common Shares, are entitled to receive a cumulative annual dividend of 9.1 cents per share. Absent the consent of all of the holders of the Series 1 Preferred Shares, dividends may not be paid on the Common Shares if dividends are then due and owing on the Series 1 Preferred Shares.

(c)   Not applicable.

(d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

(a) Note 7 to the interim consolidated financial statements of the Company dated March 31, 2005 filed herewith is incorporated herein by reference.

(b)   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

(d)   Not applicable.

Item 5. Other Information.

(a)   Not applicable.

(b)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      (i) 99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)

      (ii) 99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)

      (iii) A-1  Certification of Chief Executive  Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b) (32)
            (ii) of Regulation S-K).

      (iv)  A-2  Certification of Chief Financial  Officer pursuant to 18 U.S.C.
            Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b) (32)
            (ii) of Regulation S-K).

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, ther registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Devine Entertainment Corporation
                                                --------------------------------
                                                          (Registrant)

Date December 16, 2005                           /s/ David Devine
                                                --------------------------------
                                                    President and Chief
                                                    Executive Officer
                                                    (Signature)*

Date December 16, 2005                           /s/ Richard Mozer
                                                --------------------------------
                                                    Chief Financial Officer and
                                                    Chief Accounting Officer
                                                    (Signature)*

*Print the name and title of each signing officer under his signature.