Form 10QSB
period 2005-06-30
Devine Entertainment CORP
filed 2005-12-19
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of November 11, 2005, the issuer had 33,353,508 Common Shares outstanding. Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  June 30, 2005


                         (Expressed in Canadian Dollars)

                                                                         PAGE II


                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                     ASSETS

                                                      June 30         Dec  31
                                                       2005             2004
                                                   ------------    ------------
Current

Cash                                               $    292,710    $    104,727
Accounts receivable                                     156,585         655,482
Inventory                                                89,094          26,013
Tax credits receivable                                       --         299,097
Prepaid and sundry assets                                94,350          42,066
                                                   ------------    ------------

                                                        632,739       1,127,385

Advances receivable                                     494,550         494,550
Investment in film, television
 programs and recordings (Note 4)                     7,918,946       9,407,576
Deferred financing charges                                8,500          36,123
Property and equipment (Note 5)                          27,501          31,727
                                                   ------------    ------------
                                                   $  9,082,236    $ 11,097,361
                                                   ============    ============

                                  LIABILITIES

Current

Bank film production loan (Note 6)                 $         --    $    919,664
Accounts payable and accrued liabilities              1,169,171       1,041,147
Convertible debentures (Note 7)                       1,519,290       1,519,290
Deferred revenue                                             --       2,658,971
                                                   ------------    ------------
                                                      2,688,461       6,139,072
                                                   ------------    ------------

Contingency and commitments (Notes 9 and 18)

                              SHAREHOLDERS' EQUITY

Capital stock (Note 10)                            $ 12,250,285    $ 11,703,437
Contributed surplus (Note 12)                           997,186       1,051,886
Deficit                                              (6,853,696)     (7,797,034)
                                                   ------------    ------------
                                                      6,393,775       4,958,289
                                                   ------------    ------------
                                                   $  9,082,236    $ 11,097,361
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

                                                                        PAGE III

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

            FOR THE PERIOD ENDED JUNE 30, 2005 AND DECEMBER 31, 2004
                         (Expressed in Canadian Dollars)

                                                                         Stock                           Contributed
                                   Common Shares          Warrants      Options      Preferred Shares      Surplus        Deficit
                              ------------------------   ----------    ---------    -----------------     ---------     -----------
                                  #              $           #             #           #         $            $               $
                                                                                                          (Note 12)
BALANCE,
January 1, 2004               14,261,838     9,393,316      550,000           --         --        --       466,313     (12,095,951)

ISSUED
- on settlement of
  bank loans                     100,000        10,000           --           --         --        --            --              --
- on settlement
  of long-term debt            2,042,054       204,205    1,830,000           --         --        --        18,300              --
- pursuant to private
  placement                    1,100,000       121,000      866,616           --         --        --        99,000              --
- pursuant to
  private placement            5,160,000       464,400    2,580,000           --         --        --        51,600              --
- for cash consideration         100,000        10,000           --           --         --        --            --              --
- on settlement of
  advances from
  related parties              4,717,082       471,708           --           --         --        --            --              --
- on settlements of
  accounts payable and
  accruals                     4,022,918       461,569           --           --         --        --       371,823              --
Less: share issuance
  costs                               --       (28,111)          --           --         --        --            --              --
- on conversion of
  warrants                       366,666        55,000     (366,666)          --         --        --       (55,000)             --
- issued to Devine
  Limited Partnership            380,450       351,800           --           --    494,550   494,550            --              --
- tax benefits utilized
  by limited
  partnership                         --      (306,000)          --           --         --        --            --              --
- on issuance of stock
  options                             --            --           --    3,435,000         --        --        99,850              --

NET INCOME                            --            --           --           --         --        --            --       4,298,917
                              ----------   -----------   ----------    ---------    -------   -------     ---------     -----------
BALANCE,
December 31, 2004             32,251,008    11,208,887    5,459,950    3,435,000    494,550   494,550     1,051,886      (7,797,034)

- on conversion
  of warrants                  2,547,500       433,450   (2,547,500)          --         --        --       (50,950)             --
- on exercise  of
  stock options                  125,000        16,250           --     (125,000)        --        --        (3,750)             --
- issued for services
  rendered                       430,000        97,148           --           --         --        --            --              --
- expired
  options/warrants                    --            --      (32,500)     (10,000)        --        --            --              --

NET INCOME                            --            --           --           --         --        --            --         943,338
                              ----------   -----------   ----------    ---------    -------   -------     ---------     -----------
BALANCE,
June 30, 2005                 35,353,508    11,755,735    2,879,950    3,300,000    494,550   494,550       997,186      (6,853,696)
                              ==========    ==========   ==========    =========    =======   =======     =========     ===========


See accompanying notes to consolidated financial statements.

                                                                         PAGE IV

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                                 Three months ended June 30,      Six months ended June 30,
                                                     2005            2004            2005            2004
                                                     ----            ----            ----            ----
REVENUE                                          $ 2,892,261     $   357,305     $ 3,370,497     $   434,772
                                                 -----------     -----------     -----------     -----------
EXPENSES
Operating                                            214,791         275,648         389,835         352,576
Amortization
- film, television programs and recordings         1,729,802         169,901       1,986,838         229,997
- equipment                                            2,039           1,729           4,227           3,505
Write down of investment in film, television
      programs and recordings                             --       1,000,000              --       1,000,000
Gain on settlement of debt                                --      (4,039,825)             --      (4,039,825)
Interest                                              12,579        (155,280)         34,070        (114,961)
                                                 -----------     -----------     -----------     -----------
                                                   1,959,211      (2,747,827)      2,414,970      (2,568,708)
                                                 -----------     -----------     -----------     -----------

INCOME before income taxes                           933,050       3,105,132         955,527       3,003,480
                                                 -----------     -----------     -----------     -----------
Income taxes                                         334,804       1,400,000         334,804       1,400,000
Benefit of losses carried forward                   (322,615)     (1,400,000)       (322,615)      1,400,000
                                                 -----------     -----------     -----------     -----------
Provision for income taxes                            12,189              --          12,189              --
                                                 -----------     -----------     -----------     -----------

NET INCOME for the period                            920,861       3,105,132         943,338       3,003,480

DEFICIT, beginning of period                      (7,774,557)    (12,145,103)     (7,797,034)    (12,095,951)
                                                 -----------     -----------     -----------     -----------
DEFICIT, end of period                           $(6,853,696)    $(9,039,971)    $(6,853,696)    $(9,092,471)
                                                 ===========     ===========     ===========     ===========
EARNINGS PER SHARE (Note 11)
Basic                                            $      0.03     $      0.16     $      0.03     $      0.18
Fully Diluted                                          $0.02     $      0.16     $      0.03     $      0.18

THE WEIGHTED AVERAGE
SHARES - BASIC                                    35,103,783      19,188,014      33,950,801      16,724,926
       - FULLY DILUTED                            36,978,745      19,192,044      35,825,763      16,726,941


See accompanying notes to interim consolidated financial statements.

                                                                          PAGE V

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                                         Three months ended June 30,    Six months ended June 30,
                                                            2005            2004           2005           2004
                                                            ----            ----           ----           ----
OPERATING ACTIVITIES
Net income for the period                                $   920,861    $ 3,105,132    $   943,338    $ 3,003,480
Gain on settlement of debt                                        --     (4,039,825)            --     (4,039,825)
Shares issued to settle accounts payable                      78,748             --         78,748             --
Shares issued for services rendered                               --             --         18,400             --
Investment in film, television programs and recordings      (333,323)    (2,235,185)      (498,208)    (3,151,165)
Write down of film library                                        --      1,000,000             --      1,000,000
Amortization - film, television programs
               and recordings                              1,729,802        169,901      1,986,838        229,997
             - Equipment                                       2,039          1,729          4,226          3,505
             - financing charges                               4,250          7,990         27,623         15,980
Change in non-cash components of
     working capital (Note 14)                            (2,179,997)     1,183,903     (1,848,318)     1,082,326
                                                         -----------    -----------    -----------    -----------
                                                             222,380       (806,355)       712,647     (1,855,702)
                                                         -----------    -----------    -----------    -----------
FINANCING ACTIVITIES
Increase in bank loans                                            --        107,961             --        658,253
Repayment of bank loans                                     (361,839)      (125,000)      (919,664)      (125,000)
Issuance of shares on conversion of warrants                 178,125        573,000        382,500        746,000
Issuance of shares on exercise of the options                     --             --         12,500             --
Repayment of long term debt                                       --       (445,000)            --       (445,000)
Increase in advances from related parties                         --        467,883             --        467,883
                                                         -----------    -----------    -----------    -----------
                                                            (183,714)       578,844       (524,664)     1,302,136
                                                         -----------    -----------    -----------    -----------
INVESTING ACTIVITIES
Decrease in investment in film, television
     programs and recordings                                      --             --             --         52,500
Purchase of property and equipment                                --             --             --         (3,750)
                                                         -----------    -----------    -----------    -----------
                                                                  --             --             --         48,750
                                                         -----------    -----------    -----------    -----------
CHANGE IN CASH                                                38,666       (227,511)       187,983       (504,816)

CASH, Beginning of period                                    254,044        465,126        104,727        742,431
                                                         -----------    -----------    -----------    -----------
CASH, End of period                                          292,710        237,615        292,710        237,615
                                                         ===========    ===========    ===========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                       $     9,702    $       173    $    18,423    $    41,119
     Income taxes paid                                        12,189             --         12,189             --

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE VI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005
                         (Expressed in Canadian Dollars)

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

      The success of the Company's television and film programming also may be impacted by, among other factors, prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some or all of the Company's television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

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

      These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in
      Note 16 to the interim financial statements.

                                                                        PAGE VII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

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

      The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

4.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                              June 30, 2005       December 31, 2004
                                                              -------------       -----------------
                                                               Accumulated
                                                  Cost        Amortization        Net          Net
                                                  ----        ------------        ---          ---
Completed television programs and recordings   $16,030,809     $ 13,04,659     $2,956,150   $3,096,399
Completed Motion picture - Bailey's Billion$     7,146,016       3,607,531      3,538,485    5,407,622
Projects in progress                             1,424,311              --      1,424,311      903,555
                                               -----------     -----------     ----------   ----------
                                               $24,601,136     $16,682,190     $7,918,946   $9,407,576
                                               ===========     ===========     ==========   ==========

      The Company expects to amortize approximately $1,100,000 for completed television programs and recording costs and $1,900,000 for completed motion picture costs during the current fiscal year.

      The Company expects 98% of completed television programs and recordings and 62% of completed motion picture costs will be amortized by December 31, 2007.

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

                                                                       PAGE VIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

5.    PROPERTY AND EQUIPMENT

                                               June 30, 2005   December 31, 2004
                                               -------------   -----------------
                                                Accumulated
                                       Cost     Amortization     Net       Net
                                       ----     ------------     ---       ---
Computer and editing equipment       $177,922     $157,135     $20,787   $24,284
Furniture and fixtures                 58,193       51,479       6,714     7,443
                                     --------     --------     -------   -------
                                     $236,115     $208,614     $27,501   $31,727
                                     ========     ========     =======   =======

6.    BANK FILM PRODUCTION LOAN

                                                           June 30   December 31
                                                             2005       2004
                                                             ----      -----
      Term loan bearing interest at a fluctuating per
      annum rate equal to 1.25% plus the Base Rate of
      the Comerica Bank, repayable on November 30,
      2004, secured by a general security agreement
      against all the assets of one of the 100% owned
      subsidiaries of Devine Entertainment Corporation.
      On December 10, 2004, the loan was extended to
      April 4, 2005. This loan was used for the
      financing of the motion picture "Bailey's
      Billion$". The loan was repaid on May 24, 2005.      $    --   $   919,664
                                                           =======   ===========

      Interest on the above bank film production loan for the six month period ended June 30, 2005 totalled $18,423 (June 30, 2004 - $55,032).

                                                                         PAGE IX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

7.    CONVERTIBLE DEBENTURES

      Convertible Debentures
                                                     June 30,       December 31,
                                                      2005              2004
                                                      ----              ----
Principal
  Issued
  - February 1996 (i)                             $   75,000         $   75,000
  - December 2000 (ii)                               550,000            550,000
  - December 2000 (iii)                              835,800            835,800
  - Capitalized interest (iv)                        240,000            240,000
                                                  ----------         ----------
                                                   1,700,800          1,700,800
Less - equity component                             (181,510)          (181,510)
                                                  ----------         ----------
                                                  $1,519,290         $1,519,290
                                                  ==========         ==========

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first installment was made in April 2001. The Company is still in default on the second, third and fourth installments. As at June 30, 2005, there remains an outstanding balance of $75,000 plus $33,750 (December 31, 2004 - $30,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as current liability on the balance sheet.

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures mature on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at June 30, 2005 the Company is in default of an outstanding balance of $136,589 (December 31, 2004 - $107,713) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

                                                                          PAGE X

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

7.    CONVERTIBLE DEBENTURES (Continued)

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at June 30, 2005, there remains an outstanding balance of $205,449 (December 31, 2004 - $161,569) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

            Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt, the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 7(ii) and 7(iii) as on the related debentures. As at June 30, 2005 there is an outstanding amount of $25,200 (December 31, 2004 - $12,600) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet.


8.    INTEREST EXPENSE

                                                  Three months ended June 30,   Six months ended June 30,
                                                      2005          2004             2005         2004
                                                      ----          ----             ----         ----
Interest on convertible debentures                  $  51,110    $  38,425        $ 119,035    $ 115,248
Other interest                                          9,702        7,990           18,423       60,560
                                                    ---------    ---------        ---------    ---------
                                                       60,812       46,415          137,458      175,808
Interest income                                       (12,372)          --          (25,747)          --
Adjustment to prior period estimates                       --     (164,076)              --     (164,076)
                                                    ---------    ---------        ---------    ---------
                                                       48,440     (117,661)         111,711       11,732
Less: amounts capitalized to projects in progress     (35,861)     (37,619)         (77,641)    (126,693)
                                                    ---------    ---------        ---------    ---------
                                                       12,579     (155,280)          34,070     (114,961)
                                                    ---------    ---------        ---------    ---------

                                                                         PAGE XI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

9.    COMMITMENTS

      (a) The Company has a rental lease commitment for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                2005                             $ 19,500
                2006                               27,000
                2007                               28,000
                2008                               29,000
                2009                               13,000

      (b)   The  Company  has  employment   agreements  with  various  principal
            officers and employees. The agreements provide for minimum salary levels.

      (c) The Company has entered into contractual agreements for creative talent related to future film production.

      (d) The purchasers of the copyright interest are entitled to a distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price of $2,477,500 at a rate ranging up to 42%. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

      (e) The distributors of the film are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price in the amount of $2,908,971. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

10.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" preferred shares; 494,550 of Series 1 Class A preferred shares.

      (b)   Issued - common shares

                                                           Number       Amount
                                                           ------       ------
      Balance, December 31, 2004                        32,251,008   $11,208,887
      Common shares issued for services rendered            80,000        18,400
      Common shares issued on conversion of warrants     2,547,500       433,450
      Common shares issued for settlement of payables      350,000        78,748
      Stock options exercised into common shares           125,000        16,250
                                                        ----------   -----------
      Balance, June 30, 2005                            35,353,508   $11,755,735
                                                        ==========   ===========

                                                                        PAGE XII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

10.      CAPITAL STOCK (Continued)

      (c)   Issued - Series 1 Class A preferred shares

                                                               Number    Amount
                                                               ------    ------
            Balance, December 31, 2004 and June 30, 2005      494,550   $494,550
                                                              -------   --------

            The Series 1 Class A preferred shares are non-voting, non-participating, $1 redeemable and retractable The shares pay dividends at the rate of 9.1% per annum payable in annual installments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at June 30, 2005 dividends in arrears amounted to $22,500.


      (d)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

            The outstanding and exercisable stock options are as follows:

                                                             Weighted   Average
                                                   Number    Allocated  Exercise
            Outstanding and Exercisable          of Options    Value     Price
            --------------------------------------------------------------------
            Balance, December 31, 2004           3,435,000     99,850    $0.10
               Exercised                          (125,000)    (3,750)    0.10
                Expired                            (10,000)        --
                                                 ---------     ------    -----
            Balance, June 30, 2005               3,300,000     96,100    $0.10
                                                 =========     ======    =====

                                                          Number     Exercise
             Expiry Date            Grant Date         of Options     Price
            --------------------------------------------------------------------
            June 25, 2006         June 25, 2004           300,000     $0.10
            June 25, 2009         June 25, 2004         3,000,000      0.10
                                                        ---------
                                                        3,300,000
                                                        =========

                                                                       PAGE XIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

10.   CAPITAL STOCK (Continued)

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

                                                                        Average
                                                Number     Allocated    Exercise
            Outstanding and Exercisable      of Warrants     Value       Price
            --------------------------------------------------------------------
            Balance, December 31, 2004        5,459,950     113,900      $0.37

              Converted to common shares     (2,547,500)    (50,950)      0.15
              Expired                           (32,500)
                                             ----------     -------      -----
            Balance, June 30, 2005            2,879,950      62,950      $0.36
                                             ==========     =======      =====

                                                          Number       Exercise
            Expiry Date              Grant Date        of Warrants       Price
            --------------------------------------------------------------------
            December 31, 2005     December 31, 2000       550,000           0.50
            September 26, 2006    June 30, 2004           499,950    0.15 - 0.20
            February 26, 2007     June 30, 2004         1,830,000           0.50
                                                        ---------
                                                        2,879,950
                                                        =========

11.   EARNINGS PER COMMON SHARE

      (a) Basic: For the three month period ended June 30, 2005, the weighted average number of common shares was 35,103,783 (June 30, 2004 - 19,188,014).

      (b) Fully Diluted: For the three month period ended June 30, 2005, the diluted weighted average number of common shares was 36,978,745 (June 30, 2004 - 19,192,044). For the three month period ended June 30, 2005, 2,380,000 (June 30, 2004 - 550,000) warrants and Nil (June
            30, 2004, - 1,927,000) options to purchase common were not included in the calculation of fully diluted earnings per share because of their anti-dilutive effect.

      (c) Basic: For the six month period ended June 30, 2005, the weighted average number of common shares was 33,950,801 (June 30, 2004 - 16,724,926).

      (d) Fully Diluted: For the six month period ended June 30, 2005, the diluted weighted average number of common shares was 35,825,763 (June 30, 2004 - 16,726,941). For the six month period ended June 30, 2005, 2,380,000 (June 30, 2004 - 550,000) warrants and Nil (June
            30, 2004 - 1,927,000) options to purchase common were not included in the calculation of fully diluted earnings per share because of their anti-dilutive effect.

                                                                        PAGE XIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

12.   CONTRIBUTED SURPLUS

      Balance, December 31, 2004                    $  1,051,886
      Less:   Stock Options exercised (Note 10(d))        (3,750)
      Less:  Warrants converted into common
              shares (Note 10(e))                        (50,950)
                                                    ------------
                                                    $    997,186
                                                    ============

                                                    June 30, 2005  Dec. 31, 2004
                                                    -------------  -------------
      Settlement of debt instruments                   $656,626       $656,626
      Equity portion of long-term debt (Note 7(a))      181,510        181,510
      Stock Options (Note 10 (d))                        96,100         99,850
      Warrants (Note 10(e))                              62,950        113,900
                                                       --------     ----------
                                                       $997,186     $1,051,886
                                                       ========     ==========


13.   RELATED PARTY TRANSACTIONS.

      During the six month period ended June 30, 2005 $181,077 (June 30, 2004 - $Nil) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

      Included in prepaid and sundry assets is an amount of $26,304 (December 31, 2004 - $Nil) representing advances to a corporation controlled by two of the directors for management fees.

14.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                 Three months ended June 30,    Six months ended June 30,
                                                    2005            2004           2005           2004
                                                    ----            ----           ----           ----
Change in non-cash working capital
Accounts receivable                              $   190,706    $   (98,953)   $   498,897    $   (19,725)
Tax credits receivable                               299,097     (1,500,000)       299,097     (1,500,000)
Inventory                                            (75,573)            --        (63,081)            --
Prepaids and sundry receivable                       (27,781)       139,984        (52,284)       125,407
Accounts payable and accrued liabilities              92,525       (516,437)       128,024       (682,325)
Deferred revenue                                  (2,658,971)     3,159,309     (2,658,971)     3,158,969
                                                 -----------    -----------    -----------    -----------
                                                  (2,179,997)     1,183,903     (1,848,318)     1,082,326
                                                 -----------    -----------    -----------    -----------
Non-cash transactions
Shares issued on settlement of payables               78,748             --         78,748             --
Stock-based compensation                                  --             --         18,400             --
Shares issued on settlement of long-term debts            --        232,505             --        232,505

                                                                         PAGE XV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

15.   SEGMENTED INFORMATION

      The Company conducts its operations in one business segment: distribution of internally produced films and television programs.


      Revenue by geographic location, based on the location of customers, is as follows:

                        Three months ended June 30,    Six months ended June 30,
                           2005          2004             2005         2004
                           ----          ----             ----         ----
Canada                 $   80,000     $  7,000        $  196,000     $ 20,000
United States             153,000       63,000           222,000      180,000
France                          0      287,000            99,000      287,000
United Kingdom          2,659,000            0         2,659,000            0
Other foreign                   0            0           194,000            0

16.   RECONCILIATION TO UNITED STATES GAAP

      The interim consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 9(a)), is valued at $181,510 and has been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and has been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      (c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be classified as a liability. In addition, cumulative dividends are part of the liability for the shares.

                                                                        PAGE XVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2005

16.   RECONCILIATION TO UNITED STATES GAAP (continued)


            June 30, 2005                             CDN GAAP        U.S. GAAP
            -------------                             ---------       ---------
            Convertible Debentures                    1,519,290        1,700,800
            Contributed Surplus                         997,186          530,873
            Deficit                                   6,853,696        6,591,393
            Other liabilities                                 0          517,050
            Capital stock                            12,250,285       11,755,735

            December 31, 2004
            -----------------
            Convertible Debentures                    1,519,290        1,700,800
            Contributed Surplus                       1,051,886          585,573
            Deficit                                   7,797,034        7,512,354
            Other liabilities                                 0          494,673
            Capital stock                            11,703,437       11,208,887

17.   COMPARATIVE FIGURES

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.


18.   CONTINGENCY

      In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the interim consolidated financial statements with regard to this matter.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General


      The discussion and analysis of the Company's results of operations for the calendar quarter ended June 30, 2005 set forth below should be read in conjunction with the Company's unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this report. Such discussion and analysis contains forward-looking statements. Forward-looking statements are statements that are not historical facts. The Company's actual results may differ significantly from those projected in the forward-looking statements. The Company does not intend to update the forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.


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

      o Under Canadian GAAP, the Company's preferred shares have been included in stockholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be presented outside the stockholders' equity and classified as a liability.

June 30, 2005                                       Canadian GAAP      U.S. GAAP
-------------                                       -------------      ---------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                   997,186            530,873
Deficit                                             6,853,696          6,591,393

December 31, 2004
-----------------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                 1,051,886            585,573
Deficit                                             7,797,034          7,512,354

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

Results of Operations

      Calendar Quarter Ended June 30, 2005 Compared to Calendar Quarter Ended June 30, 2004

      Overview

      The positive changes experienced by the Company in 2004 continued into the second quarter of 2005. These changes included the following:

o The Company's revenues in the second quarter of 2005 increased by 709% to $2,892,261 as compared to $357,305 for the same period in 2004.

o The Company's first feature film, Bailey's Billion$, generated revenues of $2,658,970 in the second quarter of 2005 from the sale of distribution rights in territories outside North America.

o The Company's proprietary film library generated $233,291 from a license to the regional public broadcaster, Knowledge Network, in British Columbia for $36,000 and $197,291 from DVD and video sales in North America.

o The Company reported net income from operations of $933,050 or $0.03 per share in the quarter of 2005, a 1,329% increase as compared to net income of $65,307 or $0.00 per share for the same period in 2004.

o The Company realized $177,750 from the exercise of 1,185,000 warrants issued in connection with a private placement in April 2004.

o The second quarter of 2005 is the fifth consecutive quarter the Company has posted positive net income and an increase in stockholders' equity. Net income in the second quarter of 2005, which was derived solely from operating activities, was $920,861, or $0.03 per share (basic), as compared with $3,105,132, or $0.16 per share, for the same period in 2004. Net income for the second quarter of 2004 included a non-recurring gain on settlement of debt of $4,039,825 and a write down of the Company's investment on its film library of $1,000,000. Stockholders' equity increased by $1,435,486 to $6,393,775 from $4,958,289 as at December 31,
      2004.

      The Company will continue to focus on new production, and the marketing and distribution of its proprietary film library in an effort to drive revenue growth. Since 2004, the Company made significant progress in turning around its business. Although there can be no assurance, the Company expects this trend to continue for the foreseeable future.

      Revenues

      The Company's revenues during the second quarter of 2005 increased by 709% to $2,892,261 as compared to $357,305 for the same period in 2004. Revenues for the six-month period ended June 30, 2005 increased by 675% to $3,370,497 as compared to $434,772 for the same period in 2004.

      Of the Company's total revenues in the second quarter of 2005, $2,658,970 was derived from the sale of distribution rights to Bailey's Billion$ in territories outside North America.

      Revenues from sales from the Company's proprietary film library decreased by 33% to $233,291 in the second quarter of 2005 as compared to $357,305 for the same period in 2004, reflecting the timing of a broadcast license of $288,000 to TPS in France in the second quarter of 2004. Overall, the Company's library revenues for the six months ended June 30, 2005 decreased by $16,245 to $418,527 as compared to $434,772 for the six months ended June 30, 2004.

      Reflecting the fact that the film library revenues in the first quarter 2005 are derived primarily from sales in the United States and Canada and the revenues from the sales of Bailey's Billion$ came from a sale of foreign distribution rights outside North America to a United Kingdom-based distributor, the Company's revenues by geographic location, based on the location of customers were as follows:

                                        Three Months            Six Months
                                       Ended June 30           Ended June 30
                                       -------------           -------------
                                     2005        2004          2005      2004
                                     ----        ----          ----      ----
Canada                            $   80,000   $  7,000    $  196,000   $ 20,000
United States                        153,000     63,000       222,000    180,000
France                                    --    287,000        99,000    287,000
United Kingdom                     2,659,000         --     2,659,000         --
Other Foreign                             --         --       194,000         --


      Earnings per Share

      In the second quarter of 2005, the Company reported its fifth consecutive profitable quarter with net income of $920,861, or $0.03 per share (basic), as compared with $3,105,132 or $0.16 per share for the same period in 2004. Net income for the quarter ended June 30, 2004 included a non-recurring gain on settlement of debt of $4,039,825 and a write down of the Company's investment on its film library of $1,000,000. Net income for the six months ended June 30, 2005 was $943,338 or $0.03 per share (basic), as compared with $3,003,480 or $0.18 for the same period in 2004.

      Stockholders' Equity

      Stockholders' equity increased by $1,435,486 to $6,393,775 from $4,958,289 as at December 31, 2004.

      Operating expenses

      The Company's operating expenses for the second quarter of 2005 decreased by $60,857 or approximately 22% to $214,791, as compared to $275,648 for the same period in 2004. Operating expenses for the six months ended June 30, 2005 increased by $37,259 to $389,835 as compared to $352,576 for the same period in 2004, reflecting an increase in professional fees and expenses related to the Company's registration statement filings for its Common Shares made with the United States Securities and Exchange Commission.

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

      As at June 30, 2005, the Company's investment in its proprietary film library was estimated as $2,956,150 after accumulated amortization. The Company's investment in Bailey's Billion$ was estimated as $3,538,485 after accumulated amortization and the Company's investment in projects in development was estimated as $1,424,311 as per the following table:

                                                                  June 30, 2005                  December 31, 2004
                                                                  -------------                  -----------------
                                                                          Accumulated
                                                              Cost        Amortization           Net             Net
                                                              ----        ------------           ---             ---

Completed television programs and recordings              $16,030,809      $13,074,659       $2,956,150       $3,096,399
Completed Motion picture - Bailey's Billion$                7,146,016        3,607,531        3,538,485        5,407,622
Projects in progress                                        1,424,311               --        1,424,311          903,555
                                                          -----------      -----------       ----------       ----------
                                                          $24,601,136      $16,682,190       $7,918,946       $9,407,576


      Ultimate revenue estimates for the Company's completed motion picture are based on in-depth discussions with and estimates provided by experienced third-party distributors and sales agents, including the contracted foreign sales agent and United States distributor. Each of these distributors has well over 20 years of experience in its area of sales and distribution. The third party sales estimates and the agreements have been reviewed and approved by motion picture's co-producers, copyright purchasers and production lending bank and then discounted by the Company to ensure conservative ultimate revenue estimates.

      In the United States, management has used the Company's twenty years of experience with broadcasters in conjunction with the United States distributor's estimates for three windows over ten years as a basis of our television sales estimates. With regard to DVD/video sales estimates, the Company has reviewed the distributor's estimates and compared them to the Company's historical sales. P&L models based on these estimates and incorporating the distribution fees and expenses defined in the Company's distribution agreements assuming between a 500,000 and 1 million units sales over ten years were discounted and support what management believes are conservative ultimate revenue estimates.

      For estimates in the foreign territories, the Company has relied on its sales agents estimates on an all rights basis per territory. The Company's ultimate revenue estimates were based on bank approved estimates of initial advance payments per territory which do not take into account any second window television license values and longer term DVD/video royalty payments. These estimates were then discounted to match the discounted United States ultimate revenue estimates, conservatively assuming that all of the other territories around the world would not exceed the revenues from the United States market.

      The Company believes that ultimate revenue estimates for Bailey's Billion$ are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions over the ten year period that started with the delivery of the film in 2004.

      The Company expects to amortize approximately $1,100,000 for completed television programs and recordings costs and $1,900,000 for completed motion picture costs during 2005.

      The Company expects 98% of completed television programs and recordings and 62% of completed motion picture costs will be amortized by December 31, 2007. As at December 2011, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from two to nine years at March 31, 2005.

      Capital Stock

      The Company issued 1,535,500 Common Shares during the second quarter of 2005 as follows:

(i) In April 2005, 1,185,000 Common Shares were issued for cash consideration of $177,750. These Common Shares were issued upon the exercise of warrants issued in connection with a unit offering effected by the Company in April 2004.

(ii) In May 2005, 350,000 Common Shares were issued to the Company's outside Canadian legal counsel to settle accounts payable for professional fees in the amount of $78,552.13.


      Related Party Transactions

      During the six-month period ended June 30, 2005, $181,077 (June 30, 2004 - $Nil) of fees were paid or accrued to corporations controlled by two of the directors of the Company for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in prepaid and sundry assets is $26,304 (December 31, 2004 - $Nil) representing advances to a corporation controlled by two directors of the Company for management fees. See "Item 6. Executive Compensation -- Executive Services Agreement."

      Liquidity and Capital Resources

      The Company's cash on hand as at June 30, 2005 was $292,710 as compared to $104,727 as at December 31, 2004, an increase in cash position of $187,983.

      The Company's bank film production loan for Bailey's Billion$ which was $361,839 as at March 31, 2005 and $919,664 as at December 31, 2004 was repaid in full on May 24, 2005. As a result, the Company no longer has any bank debt.

      The Company expects to maintain renewed profitability from operations and expects that proceeds from sales of Bailey's Billion$ and its film library will generate additional revenues and positive cash flow through the balance of 2005.

      The Company's working capital deficiency, although reduced, remains significant but it is mitigated by the fact that the Company is working towards successfully converting its $1,519,290 of outstanding convertible debentures into Common Shares in 2005. Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2005. The Company intends to actively seek additional funding in calendar 2005.

Devine Entertainment Limited Partnership

      During 2004, the Company entered into a services agreement with Devine Entertainment Limited Partnership (the "Partnership"). None of the partners of the Partnership is a director, officer or other affiliate of Devine Entertainment. Under the terms of the services agreement, the Partnership assumed certain expenses of the Company up through December 31, 2004 relating to the following: (i) labor, employment and all other "direct" services; (ii) marketing services, including production and placement of all required advertising; (iii) other operating expenses, excluding payments for the purchase of real property, equipment and expenses of a capital nature; (iv) administrative services; and (v) certain development services required in connection with new Devine Entertainment projects. In return, the Partnership was paid a royalty based on the gross revenue of the Company. The Company paid such royalty by issuing 380,450 Common Shares and 494,550 Series 1 Preferred Shares.

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

Off-Balance Sheet Arrangements

      The Company,  as part of its ongoing  business,  does not  participate  in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 1, 2005, the Company was not involved in any material unconsolidated SPE transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) In May 2005, the Company issued 350,000 Common Shares to the Canadian law firm, Wildeboer Dellecle LLP, in partial consideration for legal services rendered to the Company from March 27, 2001 through May 31, 2005. The aforesaid Common Shares were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act of 1933, as amended (the "Securities Act").

      The exemption claimed above from compliance with the registration provisions of the Securities Act by reason of Section 4(2) of the Securities Act is based on the grounds that the offer and sale did not involve any public offering, the purchaser was sophisticated with access to the kind of information registration would provide and that such purchaser acquired the securities at issue without a view towards distribution thereof.

      The exemption claimed above from compliance with the registration provisions of the Securities Act by reason of Regulation S under the
      Securities Act is based on the grounds that the offer and sale were effected by means of an offshore transaction involving a non-U.S. person in accordance with all applicable conditions and restrictions of Regulation S under the Securities Act.

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

(c)   Not applicable.

(d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

(a) Note 7 to the interim consolidated financial statements of the Company dated June 30, 2005 filed herewith is incorporated herein by reference.

(b)   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On June 16, 2005, an annual and special meeting (the "Meeting") of the Company's stockholders was held in Toronto, Canada.

(b) At the Meeting, the following individuals were re-elected as directors of the Company: David Devine, Richard Mozer, Kenneth Taylor, Bryson Farrill and Ron Feddersen.

(c) At the Meeting, four (4) items were submitted for a vote of the Company's stockholders. A total of 18,802,015 votes were present or represented by proxy at the Meeting. Each nominee for director received 18,802,015 votes. The second item appointing auditors and authorizing the Company's directors to fix the auditors' remuneration received 18,802,015 votes in favor of such item. The third item regarding a potential consolidation of the Company's Common Shares received 18,193,550 votes in favor thereof and 305,665 votes against. The fourth item regarding a potential capital reorganization received 4,904,600 votes in favor thereof and 1,119,465 against. Common Shares representing 10,981,990 votes were not eligible to vote on this item and Common Shares representing 1,493,160 votes abstained.

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

                                           Devine Entertainment Corporation
                                                     (Registrant)

Date December 19, 2005                     /s/ David Devine
                                           -------------------------------------
                                           President and Chief Executive Officer
                                                       (Signature)*

Date December 19, 2005                     /s/ Richard Mozer
                                           -------------------------------------
                                           Chief Financial Officer and Chief
                                           Accounting Officer
                                                       (Signature)*

*Print the name and title of each signing officer under his signature.