Form 10QSB
period 2005-09-30
Devine Entertainment CORP
filed 2005-12-30
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

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

                               September 30, 2005


                         (Expressed in Canadian Dollars)

                                                                         PAGE II

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                                     ASSETS

                                                                                September 30             December 31
                                                                                        2005                    2004
                                                                                ------------            ------------
Current
-------
Cash                                                                            $    162,039            $    104,727
Accounts receivable                                                                   69,701                 655,482
Inventory                                                                             73,183                  26,013
Tax credits receivable                                                                    --                 299,097
Prepaid and sundry assets (Note 12)                                                  139,582                  42,066
                                                                                ------------            ------------

                                                                                     444,505               1,127,385

Advances receivable                                                                  494,550                 494,550
Investment in film, television programs and recordings (Note 3)                    7,663,967               9,407,576
Deferred financing charges                                                             4,250                  36,123
Property and equipment (Note 4)                                                       25,606                  31,727
                                                                                ------------            ------------
                                                                                $  8,632,878            $ 11,097,361
                                                                                ============            ============

                                                   LIABILITIES

Current

Bank film production loan (Note 5)                                              $         --            $    919,664
Accounts payable and accrued liabilities                                           1,042,979               1,041,147
Convertible debentures (Note 6)                                                    1,519,290               1,519,290
Deferred revenue                                                                          --              (2,658,971)
                                                                                ------------            ------------
                                                                                   2,562,269               6,139,072
                                                                                ------------            ------------

Contingency and commitments (Notes 8 and 17)

                                               SHAREHOLDERS' EQUITY

Capital stock (Note 9)                                                          $ 12,250,285            $ 11,703,437
Contributed surplus (Note 11)                                                        997,186               1,051,886
Deficit                                                                           (7,176,862)             (7,797,034)
                                                                                ------------            ------------
                                                                                   6,070,609              (4,958,289)
                                                                                ------------            ------------
                                                                                $  8,632,878            $ 11,097,361
                                                                                ============            ============

See accompanying notes to interim consolidated financial statements.

                                                                        PAGE III

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

          FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                       Stock                            Contributed
                                 Common Shares          Warrants      Options      Preferred Shares       Surplus          Deficit
                                 -------------          --------      -------      ----------------       -------          -------
                                 #           $              #            #           #          $            $                $
                                                                                                         (Note 11)
BALANCE,
January 1, 2004             14,261,838   9,393,316      550,000          --         --          --        466,313      (12,095,951)

ISSUED
- on settlement of -
bank loans                     100,000      10,000           --          --         --          --             --               --
- on settlement
of long-term debt            2,042,054     204,205    1,830,000          --         --          --         18,300               --
- pursuant to private
placement                    1,100,000     121,000      866,616          --         --          --         99,000               --
- pursuant to
private placement            5,160,000     464,400    2,580,000          --         --          --         51,600               --
- for cash consideration       100,000      10,000           --          --         --          --             --               --
- on settlement of
advances from
related parties              4,717,082     471,708           --          --         --          --             --               --
- on settlements of
accounts payable and
accruals                     4,022,918     461,569           --          --         --          --        371,823               --
- on conversion of
warrants                       366,666      55,000     (366,666)         --         --          --        (55,000)              --
- on issuance to Devine
Limited Partnership            380,450     351,800           --          --    494,550     494,550             --               --
- tax benefits utilized
by limited
partnership                         --    (306,000)          --          --         --          --             --               --
- on issuance of stock
options                             --          --           --   3,440,000         --          --         99,850               --
Less: share issuance
costs                               --     (28,111)          --          --         --          --             --               --

NET INCOME                          --          --           --          --         --          --             --        4,298,917
                            --------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2004           32,251,008  11,208,887    5,459,950   3,440,000    494,550     494,550      1,051,886       (7,797,034)

ISSUED
- on conversion
of warrants                  2,547,500     433,450   (2,547,500)         --         --          --        (50,950)              --
- on exercise of
stock options                  125,000      16,250           --    (125,000)        --          --         (3,750)              --
- on settlement for
services rendered              430,000      97,148           --          --         --          --             --               --
- expired
options/warrants                    --          --      (32,500)   (135,000)        --          --             --               --

NET INCOME                          --          --           --          --         --          --             --          620,172
                            --------------------------------------------------------------------------------------------------------
BALANCE,
September 30, 2005          35,353,508  11,755,735    2,879,950   3,180,000    494,550     494,550        997,186       (7,176,862)
                            ========================================================================================================

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE IV

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                                     Three months ended             Nine months ended
                                                        September 30,                 September 30,

                                                    2005           2004            2005             2004
                                                    ----           ----            ----             ----
REVENUE                                        $    180,899    $  3,115,182    $  3,551,396    $  3,602,454
                                               ------------    ------------    ------------    ------------
EXPENSES
Operating                                           192,765         479,592         582,600         832,168
Amortization
- film, television programs and recordings          290,907       2,178,574       2,277,745       2,408,571
- property and equipment                              1,895           2,244           6,122           5,749
Write down of investment in film, television
programs and recordings                                  --              --              --       1,000,000
Gain on settlement of debt                               --        (276,482)             --      (4,316,307)
Interest                                             18,498          49,401          52,568         (65,560)
                                               ------------    ------------    ------------    ------------
                                                    504,065       2,433,329       2,919,035        (135,379)
                                               ------------    ------------    ------------    ------------

INCOME (LOSS) before income taxes                  (323,166)        681,853         632,361       3,737,833
                                               ------------    ------------    ------------    ------------
Income taxes                                             --         482,856         334,804       1,857,356
Benefit of losses carried forward                        --        (482,500)       (322,615)     (1,857,000)
                                               ------------    ------------    ------------    ------------
Provision for income taxes                               --             356          12,189             356
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) for the period                   (323,166)        681,497         620,172       3,737,477

DEFICIT, beginning of period                     (6,853,696)     (9,039,971)     (7,797,034)    (12,095,951)
                                               ------------    ------------    ------------    ------------
DEFICIT, end of period                         $ (7,176,862)   $ (8,358,474)   $ (7,176,862)   $ (8,358,474)
                                               ============    ============    ============    ============

EARNINGS (LOSS) PER COMMON SHARE (Note 10)

Basic                                          $      (0.01)   $       0.03    $       0.02    $       0.19

Fully Diluted                                  $      (0.01)   $       0.03    $       0.02    $       0.19

THE WEIGHTED AVERAGE SHARES

  - BASIC                                        35,353,508      24,286,860      35,080,761      19,245,570

  - FULLY DILUTED                                35,353,508      24,653,527      36,959,342      19,369,135

See accompanying notes to interim consolidated financial statements.

                                                                          PAGE V

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)
                         (Expressed in Canadian Dollars)

                                                               Three months ended                     Nine months ended
                                                                  September 30,                         September 30,

                                                            2005                2004                2005              2004
                                                            ----                ----                ----              ----
OPERATING ACTIVITIES
Net income (loss) for the period                     $    (323,166)       $    681,497       $     620,172      $   3,737,477
Gain on settlement of debt                                   --               (276,482)              --            (4,316,307)
Write down of film library                                   --                  --                  --             1,000,000
Amortization  -  film, television programs
                 and recordings                            290,907           2,178,574           2,277,745          2,408,571
              -  property and equipment                      1,895               2,244               6,121              5,749
              -  financing charges                           4,250               7,990              31,873             23,970
Operating expenses paid in common shares                     --                113,000              18,400            113,000
Change in non-cash components of
  working capital (Note 13)                                (68,629)         (1,864,027)         (1,838,199)          (781,699)
                                                     -------------        ------------        ------------      -------------
                                                           (94,743)            842,796           1,116,112          2,190,761
                                                     -------------        ------------        ------------      -------------
FINANCING ACTIVITIES
Increase in bank loans                                       --                  22,456              --               680,709
Repayment of bank loans                                      --                (922,198)          (919,664)        (1,047,198)
Issuance of shares on conversion of warrants                 --                  71,889            382,500            817,889
Issuance of shares on exercise of options                    --                  --                 12,500              --
Repayment of long term debt                                  --                  --                  --              (445,000)
Increase in advances from related parties                    --                  --                  --               467,883
                                                     -------------        ------------        ------------      -------------
                                                             --                (827,853)          (524,664)           474,283
                                                     -------------        ------------        ------------      -------------
INVESTING ACTIVITIES
Purchase of property and equipment                           --                 (10,421)             --               (14,171)
Investment in film, television programs
  and recordings                                           (35,928)           (137,322)           (534,136)         (3,288,489)
                                                     -------------        ------------        ------------      -------------
                                                           (35,928)           (147,743)           (534,136)        (3,302,660)
                                                     -------------        ------------        ------------      -------------

CHANGE IN CASH                                           (130,671)           (132,800)              57,312           (637,616)

CASH, beginning of period                                  292,710             237,615             104,727            742,431
                                                     -------------        ------------        ------------      -------------

CASH, end of period                                  $     162,039        $    104,815        $    162,039      $     104,815
                                                     =============        ============        ============      =============

SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                   $       --           $     65,575        $     18,423      $     138,997
     Income taxes paid                                       --                    356              12,189                356

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE VI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                        (Expressed in Canadian Dollars)
                               SEPTEMBER 30, 2005

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

      The Company has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully convert convertible debentures, which are currently in default.

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

      In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The unaudited interim consolidated financial statements were prepared using the same accounting policies and methods as those used in the Company's audited consolidated financial statements for the year ended December 31, 2004.

      These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conform, in all material respects, with U.S. GAAP, except as described in
      Note 15 to the interim financial statements.

                                                                        PAGE VII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

3.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                        September 30, 2005                  December 31, 2004
                                                                        ------------------                  -----------------
                                                                           Accumulated
                                                              Cost         Amortization           Net              Net
                                                              ----         ------------           ---              ---
      Completed television programs and recordings         $16,025,341      $13,177,779      $ 2,847,562      $ 3,096,399
      Completed motion picture - Bailey's Billion$           6,969,638        3,795,318        3,174,320        5,407,622
      Projects in progress                                   1,642,085             --          1,642,085          903,555
                                                           -----------      -----------      -----------      -----------
                                                           $24,637,064      $16,973,097      $ 7,663,967      $ 9,407,576
                                                           ===========      ===========      ===========      ===========

      The Company expects to amortize approximately $1,100,000 for completed television programs and recording costs and $2,100,000 for completed motion picture costs during the current fiscal year.

      The Company  expects 98% of completed  television  programs and recordings
      and  62%  of  completed   motion   picture  costs  will  be  amortized  by
      December 31, 2007.

      As at December 2011 over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from two to nine years at December 31, 2004.

4.    PROPERTY AND EQUIPMENT

                                                      September 30, 2005               December 31, 2004
                                                      ------------------               -----------------
                                                         Accumulated
                                               Cost      Amortization       Net               Net
                                               ----      ------------       ---               ---
      Computer and editing equipment         $177,922      $158,694      $ 19,228          $ 24,284
      Furniture and fixtures                   58,193        51,815         6,378             7,443
                                             --------      --------      --------          --------
                                             $236,115      $210,509      $ 25,606          $ 31,727
                                             ========      ========      ========          ========

                                                                       PAGE VIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

5.    BANK FILM PRODUCTION LOAN

                                                       September 30  December 31
                                                           2005         2004
                                                           ----         ----
      Term loan bearing interest at a fluctuating
      per annum rate equal to 1.25% plus the Base
      Rate of the Comerica Bank, repayable on
      November 30, 2004, secured by a general
      security agreement against all the assets of
      one of the 100% owned subsidiaries of Devine
      Entertainment Corporation. On December 10,
      2004, the loan was extended to April 4, 2005.
      This loan was used for the financing of the
      motion picture "Bailey's Billion$". The loan
      was repaid on May 24, 2005.                        $ --          $919,664
                                                         ====          ========

      Interest on the above bank film production loan for the nine month period ended September 30, 2005 totalled $18,423 (September 30, 2004 - $109,974).

6.    CONVERTIBLE DEBENTURES

                                                  September 30       December 31
                                                      2005               2004
                                                      ----               ----
            Principal
              Issued
              - February 1996 (i)                 $    75,000       $    75,000
              - December 2000 (ii)                    550,000           550,000
              - December 2000 (iii)                   835,800           835,800
              - Capitalized interest (iv)             240,000           240,000
                                                    1,700,800         1,700,800
            Less - equity component                  (181,510)         (181,510)
                                                  -----------       -----------
                                                  $ 1,519,290       $ 1,519,290
                                                  ===========       ===========

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at September 30, 2005, there remains an outstanding balance of $75,000 plus $35,625 (December 31, 2004 - $30,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as current liability on the balance sheet.

                                                                         PAGE IX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

6.       CONVERTIBLE DEBENTURES (Continued)

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures mature on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at September 30, 2005, the Company is in default of an outstanding balance of $151,027 (December 31, 2004 - $107,713) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at September 30, 2005, there remains an outstanding balance of $227,389 (December 31, 2004 - $161,569) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet.

            Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt, the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 6(ii) and 6(iii) as on the related debentures. As at September 30, 2005 there is an outstanding amount of $31,500 (December 31, 2004 - $12,600) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet.

7.    INTEREST EXPENSE

                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                          2005           2004          2005            2004
                                                          ----           ----          ----            ----
Interest on convertible debentures                     $ 44,552       $ 44,552      $ 168,245       $ 159,800
Other                                                     4,658          4,849         18,423          65,409
                                                       --------       --------      ---------       ---------
                                                         49,210         49,401        186,668         225,209
Interest income                                          (8,615)            --        (34,362)             --
Adjustment to prior period estimates                         --             --             --        (126,693)
                                                       --------       --------      ---------       ---------
                                                         40,595         49,401        152,306          98,516
Less: amounts capitalized to projects in progress       (22,097)            --        (99,738)       (164,076)
                                                       --------       --------      ---------       ---------
                                                         18,498         49,401         52,568         (65,560)
                                                       --------       --------      ---------       ---------

                                                                          PAGE X

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

8.    COMMITMENTS

      (a) The Company has a rental lease commitment for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                         2005                  $ 6,500
                         2006                   27,000
                         2007                   28,000
                         2008                   29,000
                         2009                   13,000

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

      (f) During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("Partnership"). Under the terms of the agreement, the Partnership will incur certain expenses, until December 31, 2005, relating to the following services required in connection with the conduct of business of the Company.

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

                                                                         PAGE XI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

9.    CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" preferred shares; 494,550 of Series 1 Class A preferred shares.

      (b)   Issued - common shares

                                                                     Number           Amount
                                                                     ------           ------
            Balance, December 31, 2004                             32,251,008      $11,208,887

            Common shares issued for services rendered                 80,000           18,400

            Common shares issued on conversion of warrants          2,547,500          433,450

            Common shares issued for settlement of payables           350,000           78,748

            Common shares issued on exercise of stock options         125,000           16,250
                                                                   ----------      -----------
            Balance, September 30, 2005                            35,353,508      $11,755,735
                                                                   ==========      ===========

      (c)   Issued - Series 1 Class A preferred shares

                                                                      Number           Amount
                                                                      ------           ------
            Balance, December 31, 2004 and September 30, 2005         494,550         $494,550
                                                                      -------         --------

            The Series 1 Class A preferred shares are non-voting, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at September 30, 2005 dividends in arrears amounted to $33,753.

      (d)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others, options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

                                                                        PAGE XII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

9.    CAPITAL STOCK (Continued)

                  The outstanding and exercisable stock options are as follows:

                                                            Weighted    Average
                                               Number       Allocated   Exercise
            Outstanding and Exercisable      of Options       Value      Price
            --------------------------------------------------------------------
            Balance, December 31, 2004        3,440,000     $ 99,850     $0.11
            Exercised                          (125,000)      (3,750)     0.10
            Expired                            (135,000)          --      0.15
                                              ---------     --------
            Balance, September 30, 2005       3,180,000     $ 96,100     $0.11
                                              =========     ========

                          Options Outstanding  Weighted Average   Exercise
                            and Exercisable      Remaining Life    Price
                          ------------------------------------------------
                                 100,000               1.00        $0.30
                               3,080,000               3.92         0.10
                               ---------
                               3,180,000               3.83
                               =========

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

                                                                        Average
                                              Number      Allocated    Exercise
            Outstanding and Exercisable    of Warrants      Value        Price
            ------------------------------------------------------------------

            Balance, December 31, 2004      5,459,950      $113,900     $0.37

              Converted to common shares   (2,547,500)      (50,950)     0.15
              Expired                         (32,500)           --      0.15
                                           ----------      --------
            Balance, September 30, 2005     2,879,950      $ 62,950     $0.36
                                           ==========      ========

                                                                       PAGE XIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

9.       CAPITAL STOCK (Continued)

                                                            Number           Exercise
            Expiry Date               Grant Date          of Warrants          Price
            -------------------------------------------------------------------------
            December 31, 2005       December 31, 2000        550,000              $0.50
            September 26, 2006      June 30, 2004            499,950        0.15 - 0.20
            February 26, 2007       June 30, 2004          1,830,000               0.50
                                                           ---------
                                                           2,879,950
                                                           =========

10.   EARNINGS (LOSS) PER COMMON SHARE (EPS)

      The following table sets forth the computation of basic and fully diluted EPS.

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                  --------------------------------------------------------------------
                                                        2005                2004              2005               2004
      Numerator:
      ----------
      Net income (loss) for the period            $   (323,166)      $    681,497      $    620,172       $  3,737,477
      Less adjustment for cumulative
      dividends on preferred shares                    (11,251)                --           (33,753)                --
                                                  ------------       ------------      ------------       ------------
      Net income (loss) for basic and
      fully diluted EPS                           $   (334,417)      $    681,497      $    586,419       $  3,737,477
                                                  ====================================================================
      Denominator:
      ------------
      Weighted average shares for
      basic EPS                                     35,353,508         24,286,860        35,080,761         19,245,570
      Effect of dilutive securities:
        Stock options                                       --                 --         1,400,585                 --
        Warrants                                            --            366,667           477,996            123,565
                                                  ------------       ------------      ------------       ------------
      Adjusted weighted average
      shares and assumed conversions
      for dilutive securities (i)                   35,353,508         24,653,527        36,959,342         19,369,135
                                                  ====================================================================

      Basic EPS                                   $      (0.01)      $       0.03      $       0.02       $       0.19
      Fully Diluted EPS                           $      (0.01)      $       0.03      $       0.02       $       0.19


                                                                        PAGE XIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

10.   EARNINGS (LOSS) PER COMMON SHARE (EPS) (Continued)

            (i) Fully Diluted: For the three month period ended September 30, 2005, 2,879,950 (September 30, 2004 - 4,909,950) warrants and
            3,180,000  (September  30,  2004 -  1,927,000)  options to  purchase common shares were not included in the calculation of fully diluted EPS because the effect of these securities would have been anti-dilutive. Likewise, the debentures amounting to $1,519,290 (September 30, 2004 - $1,519,290) which are convertible into common shares were not included in the calculation as the effect of the conversion is anti-dilutive.

            For the nine month period ended September 30, 2005, 2,380,000 (September 30, 2004 - 4,909,950) warrants and 100,000 (September 30,
            2004 - 1,927,000) options to purchase common shares were not included in the calculation of fully diluted EPS because of their anti-dilutive effect. Likewise, debentures amounting to $1,519,290 (September 30, 2004 - $1,519,290) which are convertible into common shares were not included in the calculation as the effect of the conversion is anti-dilutive.

11.   CONTRIBUTED SURPLUS

      Balance, December 31, 2004                                   $ 1,051,886
      Less: Stock Options exercised (Note 9(d))                         (3,750)
      Less: Warrants converted into common shares (Note 9(e))          (50,950)
                                                                   -----------
                                                                   $   997,186
                                                                   ===========

                                                     September 30,  December 31,
                                                         2005          2004
                                                         ----          ----

      Settlement of debt instruments                 $  656,626     $  656,626
      Equity component of long-term debt (Note 6)       181,510        181,510
      Stock Options (Note 9 (d))                         96,100
                                                                        99,850
      Warrants (Note 9(e))                               62,950        113,900
                                                     ----------     ----------
                                                     $  997,186     $1,051,886
                                                     ==========     ==========

12.   RELATED PARTY TRANSACTIONS

      During the nine month period ended September 30, 2005 $285,211 (September 30, 2004 - $176,470) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

                                                                         PAGE XV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

13.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                           Three months ended                      Nine months ended
                                                              September 30,                           September 30,
                                                        2005                2004                2005               2004
                                                        ----                ----                ----               ----
Change in non-cash components of
 working capital
Accounts receivable                                 $    86,884       $  (182,647)      $   585,781       $  (202,372)
Tax credits receivable                                       --           697,545           299,097          (802,455)
Inventory                                                15,911                --           (47,170)               --
Prepaid and sundry assets                               (45,232)           24,013           (97,516)          149,420
Accounts payable and accrued liabilities               (126,192)           74,562            80,580          (607,761)
Deferred revenue                                             --        (2,477,500)       (2,658,971)          681,469
                                                    -----------       -----------       -----------       -----------
                                                        (68,629)       (1,864,027)       (1,838,199)         (781,699)
                                                    -----------       -----------       -----------       -----------
Non-cash transactions
Shares issued on settlement of long-term debts      $        --       $   232,505       $        --       $   232,505
Accrued interest converted to
 long term debt principal                                    --           240,000                --           240,000
Settlement of accounts payable
 by share issuance                                           --           248,569            78,748           248,569
Settlement of loans from related parties by
 share issuance                                              --           471,708                --           471,708
Operating expenses settled by share issuance                 --           113,000            18,400           113,000


14.   SEGMENTED INFORMATION

      The Company conducts its operations in one business segment: production of and distribution of internally produced films and television programs.

      Revenue by geographic location, based on the location of customers, is as follows:

                                       Three months ended                         Nine months ended
                                          September 30,                               September 30,
                                    2005                 2004                   2005                  2004
                                    ----                 ----                   ----                  ----
      Canada                    $   66,000            $2,498,000            $  359,000            $2,260,500
      United States                115,000               190,000               240,000               628,500
      France                             0                     0                99,000               287,000
      United Kingdom                     0                     0             2,659,000                     0
      Other foreign                      0               426,500               194,000               426,500


                                                                        PAGE XVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005


15.   RECONCILIATION TO UNITED STATES GAAP

      The interim consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 6), is valued at $181,510 and has been classified as contributed surplus. Under U.S. GAAP, the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and has been classified as contributed surplus. Under U.S. GAAP, the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      (c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be classified as a liability. In addition, cumulative dividends are part of the liability for the shares.

            September 30, 2005             CDN GAAP        U.S. GAAP
            ------------------             --------        ---------
            Convertible debentures         1,519,290       1,700,800
            Contributed surplus              997,186         530,873
            Deficit                        7,176,862       6,925,812
            Other liabilities                      0         528,303
            Capital stock                 12,250,285      11,755,735

            December 31, 2004
            -----------------
            Convertible debentures         1,519,290       1,700,800
            Contributed surplus            1,051,886         585,573
            Deficit                        7,797,034       7,512,354
            Other liabilities                      0         494,673
            Capital stock                 11,703,437      11,208,887

                                                                       PAGE XVII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2005

16.   COMPARATIVE FIGURES

      Certain of the comparative figures have been reclassified to conform to the current year's presentation.

17.   CONTINGENCY

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

      The discussion and analysis of the Company's results of operations for the calendar quarter ended September 30, 2005 set forth below should be read in conjunction with the Company's unaudited interim consolidated financial statements and the notes thereto appearing elsewhere in this report. Such discussion and analysis contains forward-looking statements. Forward-looking statements are statements that are not historical facts. The Company's actual results may differ significantly from those projected in the forward-looking statements. The Company does not intend to update the forward-looking statements to reflect actual results or changes in factors affecting such forward-looking statements.

      The Company's consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). The Company's consolidated financial statements conform, in all material respects, with United States generally accepted accounting principles ("U.S. GAAP"), except as described below under "-- Reconciliation to U.S. GAAP."

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

September 30, 2005                                  Canadian GAAP      U.S. GAAP
------------------                                  -------------      ---------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                   997,186            530,873
Deficit                                             7,176,862          6,925,812

December 31, 2004
-----------------
Convertible Debentures                              1,519,290          1,700,800
Contributed Surplus                                 1,051,886            585,573
Deficit                                             7,797,034          7,512,354

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

Results of Operations

      Calendar Quarter Ended September 30, 2005 Compared to Calendar Quarter Ended September 30, 2004

      Overview

      The positive changes experienced by the Company in 2004 continued into the third quarter of 2005. These changes included the following:

o The Company's proprietary film library continued to perform well in the three months ended September 30, 2005 generating $180,899 in revenues. All revenues in the quarter were derived from DVD, video and ancillary publishing sales in North America.

o DVD, video and ancillary publishing revenues generated by the Company's library of proprietary films increased by approximately 118% to $180,899 the three months ended September 30, 2005 as compared to approximately $83,000 for the same period in 2004.

      Net income in the nine months ended September 30, 2005, in spite of recording a loss of $323,166 that primarily reflected an increase in non-cash amortization and accrued expenses in the third quarter, remained positive at $620,172 or $0.02 per share. Net income from operations (excluding the write down of the Company's film library, gains on settlement of debt, income taxes and benefits from losses carried forward) for nine months ended September 30, 2005 increased by 50% to $632,361 as compared to $421,526 for the same period in 2004.

      The Company will continue to focus on new production, and the marketing and distribution of its proprietary film library in an effort to drive revenue growth. Since 2004, the Company made significant progress in turning around its business. Although there can be no assurance, the Company expects this trend to continue for the foreseeable future.

      Revenues

      The Company's third quarter revenues in 2005 decreased by $2,934,283 or 94% to $180,899 as compared to $3,115,182 for the same period in 2004. Revenues for the nine months ended September 30, 2005 decreased by just over 1.4% to $3,551,396 as compared to $3,602,454 for the same period in 2004.

      The Company's proprietary film library continued to perform well in the three months ended September 30, 2005, generating $180,899 in revenues, all revenues in the quarter were derived from DVD, video and ancillary publishing sales in North America. Revenues generated by the Company's library of proprietary films increased by approximately 7% to 606,022 in the nine months ended September 30, 2005 as compared to $564,069 for the same period in 2004.

      $144,000 of the revenues generated from the Company's Library in the nine month period ended September 30, 2005 were derived from broadcast licenses to TVOntario and the British Columbia based Knowledge Network, two Canadian broadcasters who have committed to licensing the Company's new series based on landmark writers scheduled for production in 2006. Revenues for the same period in 2004 included a $287,000 broadcast license in France to TPS Jeunesse.

      DVD, video and ancillary publishing revenues generated by the Company's library of proprietary films increased by approximately 118% to $180,899 for the three months ended September 30, 2005 as compared to approximately $83,000 for the same period in 2004. DVD, video and ancillary publishing revenues generated by the Company's library of proprietary films increased by approximately 67% to $462,022 for the nine months ended September 30, 2005 as compared to $277,069 for the same period in 2004.

      Revenues generated by the Company's first feature film, Bailey's Billion$ in the nine months ended September 30, 2005 increased by 2% to $2,952,356 as compared to $2,904,030 for the same period in 2004. There were no new revenues from Bailey's Billion$ recognized in the three months ended September 30, 2005, reflecting the major sale of foreign rights recognized in the second quarter of 2005.

      Reflecting the fact that the film library revenues in the third quarter 2005 are derived primarily from sales in the United States and Canada and the revenues from the sales of Bailey's Billion$ came from a sale of foreign distribution rights outside North America to a U.K. based distributor, the Company's revenues by geographic location, based on the location of customers were as follows:

                                   Three months                Nine months
                                ended September 30          ended September 30

                                 2005         2004          2005          2004
                                 ----         ----          ----          ----

Canada                      $   66,000    $2,498,000    $  359,000    $2,260,500
United States                  115,000       190,000       240,000       628,500
France                               0             0        99,000       287,000
United Kingdom                       0             0     2,659,000             0
Other foreign                        0       426,500       194,000       426,500

      Earnings per Share

      In the third quarter of 2005, the Company's adjusted net loss was $334,417 or ($0.01) per common share (basic), as compared with, adjusted net income of $681,497 or $0.03 per common share for the same period in 2004. The majority of this loss, or approximately $225,000 of the expenses charged in the period, was attributed to accruals of accounting fees and interest and an adjustment to the amortization for the Company's motion picture reflecting the drop in the United States dollar exchange rate over the previous three quarters. Amortization expenses in the third quarter ended September 30, 2005 for the Company's library and motion picture totaled $290,907.

      Net income in the nine months ended September 30, 2005, remained positive at $620,172 or $0.02 per common share (basic) as compared with net income of $3,737,477 or $0.19 per common share for the same period in 2004. Net income for the nine months ended September 30, 2004 included a non-recurring gain on settlement of debt of $4,316,307 and a write down of the Company's investment on its film library of $1,000,000. Net income from operations (excluding the write down of the Company's film library, gains on settlement of debt, income taxes and benefits from losses carried forward) for the nine months ended September 30, 2005 increased by 50% to $632,361 or $0.02 per share (basic) as compared to $421,526 or $0.02 per share (basic) for the same period in 2004.

      Stockholders' Equity

      Stockholders' equity was $6,070,609 reflecting an increase of $1,112,320 from $4,958,289 as at December 31, 2004.

      Operating expenses

      The Company's operating expenses for the three month period ended September 30, 2005 decreased by $286,827 or approximately 60% to $192,765, as compared to $479,592 in the same period in 2004. Operating expenses for the nine months ended September 30, 2005 decreased by $249,568 or approximately 30% to $582,600 as compared to $832,168 for the same period in 2004.

      Production and Development Activity

      The Company continues to develop new projects in order to secure new production activity. Projects which include initial participation and support of funds from Telefilm Canada, Astral Communications and Corus Entertainment are feature films and TV movies entitled Red, Miracle Journey, and October 7, 1944. The Company has also acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Revolving Door, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of The Writers' Specials with a co-producer in France.

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

      Amortization expenses in the third quarter ended September 30, 2005 for the Company's library and motion picture totaled $290,907. As at September 30, 2005, the Company's investment in its proprietary film library was estimated as $2,847,562 after accumulated amortization. The Company's investment in Bailey's Billion$ was estimated as $3,174,320 after accumulated amortization and the Company's investment in projects in development was estimated as $1,642,085 as per the following table:

                                                                      Sept. 30, 2005                       Dec. 31, 2004
                                                                      --------------                       -------------
                                                                       Accumulated
                                                          Cost         Amortization           Net                Net
                                                      -----------       -----------       -----------       -----------
Completed television programs and recordings          $16,025,341       $13,177,779       $ 2,847,562       $ 3,096,399
Completed Motion picture - Bailey's Billion$            6,969,638         3,795,318         3,174,320         5,407,622
Projects in progress                                    1,642,085             --            1,642,085           903,555
                                                      -----------       -----------       -----------       -----------
                                                      $24,637,064       $16,973,097       $ 7,663,967       $ 9,407,576
                                                      ===========       ===========       ===========       ===========


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

      In the United States, management has used the Company's twenty years of experience with broadcasters in conjunction with the United States distributor's estimates for three windows over ten years as a basis of its television sales estimates. With regard to DVD/video sales estimates, the Company has reviewed distributors' estimates and compared them to the Company's historical sales. P&L models based on these sales estimates and incorporating the distribution fees and expenses defined in the Company's distribution agreements assuming between 500,000 to 1,000,000 units sales over ten years with average net revenue of $4.26 (U.S.) per unit were discounted and support what management believes are conservative ultimate revenue estimates. The estimates were based on an initial release at a retail pricing of $24.98 (U.S.) for rental and initial sell through release and subsequent drops in pricing to $14.98 (U.S.) and $12.98 (U.S.) as the DVD release migrates to distribution in mass market sell-through and discount markets over the ten-year period. The Company compared and supported this figure with industry standards and published unit sales for comparative family feature films and then discounted them conservatively and modeled the estimates to incorporate the distribution fees and expense limitations in its various distribution agreements. The models provided net revenue estimates of approximately $5 million (U.S.), which the Company then discounted to less than fifty percent (50%) which in effect reflects 750,000 unit sales over ten years at the lowest price and margin.

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

      The Company expects to amortize approximately $1,100,000 for completed television programs and recordings costs and $2,100,000 for completed motion picture costs during 2005.

      In the eight-year period from 1997 to 2004, The Inventors' Specials revenue totaled approximately $5,900,000 or $737,000 per annum. For the most recent four years, revenue averaged $294,000 per annum. The Artists' Specials generated approximately $5,360,000 in its first seven years after the original release, which translates into an average of $765,000 per annum. For the last four years, revenue averaged $265,000. The Composers' Specials continues to generate significant revenues, but given that the ten year period since its delivery has expired, the value of Composers' Specials is not reflected as an asset as part of the Company's investment in film and television programs and recordings.

      The Company believes that these lower results in the most recent years reflect the challenging conditions industry wide in the international markets resulting from the collapse of investment markets that had fuelled high valuations for content, the overestimated benefits for the models of media convergence and the promise of media deregulation in Europe that proved challenging in the context of 9/11, as well as the challenges associated with the Company's debt, equity and capital position which were respectively settled resulting in significant gains, improved significantly and successfully reorganized in 2004.

      The Company's estimates average annual ultimate revenue for the Artists' Specials at $620,000 per year for the next four years and estimates average annual ultimate revenue for the Inventors' Specials at $700,000 per year for the next two years. The Company believes that its current ultimate revenue estimates for the Artists' Specials and Inventors' Specials are reasonable and realizable given the multi-year nature of television contracts and that annual revenue can fluctuate. The Company's new agreements recently concluded with sales agents in Germany, France, Italy, Spain, Japan and Korea, point both to the renewed opportunities resulting from the Company's improved financial position and also to an industry wide renewal of sales of broadcast licenses in international markets. As well, the Company's experience supports the fact that when a new series of its branded proprietary library of award-winning films is produced, sales for the previously produced library of films are concluded concurrent with commitments for the new production on a territory-per-territory basis.

      The Company believes that specific broadcast licenses and distribution agreements currently in place and negotiations for the Company to commence a new production of The Writers' Specials in 2006 will support the renewed sales of the Company's film library in the near future. Nonetheless, if sales are not concluded at the value and within the time period expected, the Company will revise and disclose accordingly the ultimate revenue calculation and the corresponding amortization of the applicable series.

      The Company expects 98% of completed television programs and recordings and 62% of completed motion picture costs will be amortized by December 31, 2007. As at December 2011, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from two to nine years at September 30, 2005.

      Capital Stock

      The Company issued no Common Shares during the third quarter of 2005.

      Related Party Transactions

      During the nine-month period ended September 30, 2005, $285,211 (September 30, 2004 - $176,470) of fees were paid or accrued to corporations controlled by two of the directors of the Company for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in prepaid and sundry assets is $26,304 (December 31, 2004 - $Nil) representing advances to a corporation controlled by two directors of the Company for management fees. See "Item 6. Executive Compensation -- Executive Services Agreement."

      Liquidity and Capital Resources

      The Company's cash on hand as at September 30, 2005 was $162,039 as compared to $104,727 as at December 31, 2004, an increase in cash position of $57,312.

      The Company's bank film production loan for Bailey's Billion$ which was $919,664 as at December 31, 2004 was repaid in full on May 24, 2005 and the Company no longer has any bank debt.

      The Company expects to maintain renewed profitability from operations and expects that proceeds from sales of Bailey's Billion$ and its film library will generate additional revenues and positive cash flow through the balance of 2005.

      The Company's working capital deficiency, although reduced, remains significant but it is mitigated by the fact that the Company is working towards successfully converting its $1,519,290 of outstanding convertible debentures into Common Shares in 2005 and 2006. Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2006. The Company intends to actively seek additional funding in calendar 2006.

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

(a)   Not applicable.

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

(c)   Not applicable.

(d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

(a) Note 6 to the interim consolidated financial statements of the Company dated September 30, 2005 filed herewith is incorporated herein by reference.

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

                                           Devine Entertainment Corporation
                                                     (Registrant)

Date December 30, 2005                     /s/ David Devine
                                           -------------------------------------
                                           President and Chief Executive Officer
                                                       (Signature)*

Date December 30, 2005                     /s/ Richard Mozer
                                           -------------------------------------
                                           Chief Financial Officer and Chief
                                           Accounting Officer
                                                       (Signature)*

*Print the name and title of each signing officer under his signature.