Form 10KSB
period 2005-12-31
Devine Entertainment CORP
filed 2006-03-31
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________

         Commission file number _______________________________________

                        DEVINE ENTERTAINMENT CORPORATION
                 (Name of small business issuer in its charter)

       Ontario, Canada                                       Not Applicable
  (State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                          Suite 504, 2 Berkeley Street,
                        Toronto, Ontario, Canada, M5A 2W3
                                 (416) 364-2282
          (Address and telephone number of principal executive offices and principal place of business)

         Securities registered under Section 12 (b) of the Exchange Act:

     Title of each class          Name of each exchange on which registered
       Not Applicable                            Not Applicable

         Securities registered under Section 12 (g) of the Exchange Act:

                                  Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for the year ended December 31, 2005        $4,019,745

As of March 24, 2006, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the NQB OTC Pink Sheets was $3,761,838

As of March 24, 2006, the issuer had outstanding 35,353,508 shares of common stock.

                                TABLE OF CONTENTS

PART I

   ITEM 1.     BUSINESS
   ITEM 2.     PROPERTY
   ITEM 3.     LEGAL PROCEEDINGS
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

   ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   ITEM 7.     FINANCIAL STATEMENTS
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   ITEM 8A.    CONTROLS AND PROCEDURES

PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
   ITEM 10.    EXECUTIVE COMPENSATION
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

                                EXPLANATORY NOTE

      Unless the context otherwise requires, all references in this Annual Report on Form 10-KSB to the "Company" or "Devine Entertainment" refer to Devine Entertainment Corporation. Unless stated otherwise, all dollar amounts set forth in this report are stated in Canadian Dollars and all references to "$" are to Canadian Dollars.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2005. The forward-looking statements do not include the potential of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this report on Form 10-KSB, which involve a number of risks and uncertainties. Forward-looking statements are statements that are not historical facts, and include (but are not limited to) statements regarding the Company's planned production slate and development activities, anticipated future profitability, losses, revenues, expected future expenditures, the Company's intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company's anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "could", or "should" occur, or comparable terminology referring to future events or results.

      The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks and Uncertainties", any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility or obligation to update any forward-looking statements contained herein after the date of this Annual Report.

                                     PART I

ITEM 1. BUSINESS

Overview

      The Company is a Canadian-based developer, producer and distributor of high-quality children's and family films for the worldwide television and cable markets, and the international home video markets. The Company's intention is to produce positive and meaningful films that emphasize human values and focus on art, inspiration and personal expression and simultaneously entertain and educate its principal market of children aged six to fourteen years. The Company's productions are designed to make viewing films a compelling family activity that encourages intellectual interaction.

      In the past twenty years, the Company's films have been honored with over 110 international awards, including five Emmy Awards and five Gemini Awards. The Company's DVDs, videos and CDs are distributed worldwide.

      Devine Entertainment's focus is the production and distribution of films based on historical and timeless stories. This strategy began with the success of the Raffi videos (now certified multi-platinum) and Beethoven Lives Upstairs, winner of the 1993 Prime Time Emmy Award for Outstanding Children's Program.

      In 1996, the Company won the CableACE award for Best Children's Series for The Composers' Specials (Bizet, Bach, Strauss, Liszt, Rossini and Handel), a new series of six one-hour specials. Broadcast on Home Box Office ("HBO") in the United States and The Family Channel in Canada, the series has received numerous awards and honors in recognition of the entertaining and educational values it offers to children.

      In 1997 and 1998, Devine Entertainment produced The Inventors' Specials (Einstein, Leonardo DaVinci, Galileo, Newton, Marie Curie and Edison), a series of one-hour specials that brings history's great inventors and their creations to life. In each special, the true story of a visionary genius is told through his relationship with a young protege. The Inventors' Specials premiered on HBO and The Family Channel and garnered critical acclaim and international awards, including nine Emmy nominations and three Emmy Awards.

      In 1999 and 2000, Devine Entertainment created The Artists' Specials (Monet, Degas, Cassatt, Goya, Winslow Homer and Rembrandt). This series is currently airing on HBO and the Canadian Broadcast Corporation ("CBC") in Canada. This series has received several accolades including the Humanitas Prize for writing of a children's program that promotes human values, two Emmy nominations and one Emmy Award, three American Library Association's Honors, and two "Top 5 Video of the Year" designations by KidsFirst!

      Devine Entertainment is currently developing feature films, television series and movies of the week, all targeted to family audiences. Bailey's Billion$, a family comedy about a dog that inherits a fortune and becomes the CEO of a renowned animal rights foundation, is the Company's first feature film for theatrical release. Bailey's Billion$ stars Dean Cain, Tim Curry, Jennifer Tilly, Laurie Holden and Jon Lovitz (as the voice of Bailey). Bailey's Billion$ is a key project that the Company believes will expand its brand into new markets.

      In August 2005, Bailey's Billion$ was released for theatrical distribution in fifteen movie theaters located in the greater Toronto metropolitan area, twenty-four movie theaters located in the greater Atlanta metropolitan area, six movie theaters located in the greater Las Vegas metropolitan area, and seven movie theaters located in the greater Buffalo, New York metropolitan area. This film was shown at these theaters for periods ranging from one to three weeks.

      In addition, Bailey's Billion$ was exhibited during the third and fourth quarters of 2005 at a total of seventeen Kids First! Children's Film Festivals held at various locations throughout the United States (including Puerto Rico).

      Bailey's Billion$ was also shown during the third and fourth quarters of 2005 on a limited engagement basis at select theaters located in portions of Europe, Asia, South America and Australia, and on Italian, French and certain other European television channels.

      As a leader in providing culture, education and entertainment for children and families around the world, the Company remains committed to broadening its brand by continuing to pursue international motion picture and television projects, DVD and video sales, publishing and Internet opportunities worldwide.

      The Company was incorporated under the laws of the Province of Ontario on September 21, 1982 under the name "518104 Ontario Limited" and subsequently changed its name to "Devine Videoworks Corp." in January 1983. In April 1994, the name of the Company was changed to its current name, "Devine Entertainment Corporation." The Company's registered office and principal place of business is located at Suite 504, 2 Berkeley Street, Toronto, Ontario M5A 2W3, its telephone number is 416-364-2282, its facsimile number is 416-364-1440, its web site address is www.devine-ent.com and its e-mail address is info@devine-ent.com.

Product Demand and Supply

The Company believes that the increasing demand for entertainment programming, both in general and particularly in the children's and family market, presents significant opportunities for substantial growth. The Company's principal markets currently are:

      (i) the worldwide theatrical motion picture marketplace;

      (ii) the worldwide home DVD and video markets, including the sell-through, retail, rental, educational and institutional (schools and libraries) markets;

      (iii) broadcasters in the United States and Canada, including the conventional television networks, specialty broadcasters, cable and pay television stations and first run syndication (initial distribution to independent television stations);

      (iv) international broadcasters; and

      (v) the markets for  products  complementary  to the  Company's  programs,
including  audio   soundtracks,   published  music  and  books  and  educational
interactive, multimedia, CD-ROM, internet and new media products.

      As new delivery systems are introduced, creating more potential users of entertainment programming, the Company believes the market for its productions, and the value of the rights to them, will increase. The Company's (i) success in accessing and exploiting its programs in the broadcast and video markets in the United States; (ii) existing relationships with foreign producers, distributors, and broadcasters, including those in France, Germany, the Czech and Slovak Republics, the United Kingdom, Hungary, Italy and Ireland; and (iii) ability to supply programs satisfying indigenous quota requirements, that are popular in Canada and certain European countries, will enable the Company to supply markets worldwide.

      Indigenous quota requirements are part of programs adopted in certain countries to support national or indigenous cultural content. Under such support programs, quotas have been established limiting, among other things, the number of foreign motion pictures and television programs that may be exhibited. These support programs further provide government subsidies and tax incentives to domestic producers, distributors and broadcasters of motion pictures and television programming. Canada has entered into multi-lateral production treaties with over 50 foreign countries. A production covered by one of these treaties qualifies as a national or indigenous production of each country party to such treaty. Since 1994, all of the Company's productions have been covered by one or more Canadian multi-lateral production treaties. See " - Regulatory Considerations."

      The Company's established relationships with major distributors, broadcasters and funds including, TVA, Odeon Films, Alliance/Atlantis, TMN (The Movie Network), Movie Central, YTV, The Family Channel, HBO, The Disney Channel and Disney Channel International (U.K., France and Australia), PBS, CBC, TPS, MCA, NHK (Japan), HBO Ole, Discovery Channel International (Latin America, Spain and Portugal), SONY, The Corus Feature Film Fund, Astral Media The Harold Greenberg Fund, The Independent Production Fund and Telefilm Canada, are vital in maximizing the exploitation of the Company's products internationally and financing new proprietary production.

Expansion of the Business

      The Company is committed to building its core library of quality films and maximizing the exploitation of its expanding library.

      The Company took a major step in expanding its business and product lines when it produced its first feature film for worldwide theatrical release, entitled Bailey's Billion$ in 2004. The film, budgeted at $11.4 million, was co-produced with partners in the United Kingdom, equity investments from Astral Media, The Corus Feature Film Fund and Telefilm Canada, with distribution in Canada in conjunction with Odeon Film (a division of Alliance/Atlantis) and international sales through Arclight Films. The Company expects that this film will present the Company with new opportunities for developing, financing and distributing proprietary films.

      The Company also recognizes that its business offers opportunities for the integration of new activities. With The Composers' Specials, the Company established licensing arrangements for home video and broadcast rights and developed licensing arrangements for publishing the soundtracks of the six programs and a teacher's guide for school use. The Composers' Specials, The Inventors' Specials and The Artists' Specials now all have companion print, audio, video and DVD products. The Company has initiated marketing efforts in non-traditional markets. These non-traditional markets consist primarily of schools, boards of education, parental home school instructors, and libraries and other educational and cultural institutions. The Company plans to increase its profitability by expanding its own distribution operations and taking additional steps to expand, enhance and complement its core business. Such additional steps include expanding educational distribution, developing new interactive and other media-based products, controlling the manufacture of the Company's products, possibly acquiring product libraries or distribution capacity and further developing direct and cause-related marketing programs. The Company has from time to time engaged in cause-related marketing programs with schools, hospitals and charity organizations whereby a portion of the sales revenue is contributed to the co-participant.

      The Company is continually seeking to expand its business. The specific actions taken by the Company in furtherance thereof are varied. Since the beginning of 2005, the Company has increased its staff by two in order to better service its direct sale and catalog customers. During 2005, the Company attended three new educational sales conventions. The Company has recently printed new catalogs and has licensed, for the first time, third-party programs and related teacher's guides for inclusion in such catalogs. The Company has also recently completed new proprietary activity books and teacher's guides for The Inventors' Specials and The Artists' Specials to compliment the existing activity book and teacher's guide for The Composers' Specials. All of the foregoing activities were or will be, as the case may be, self-funded by the Company from its operational cash flow.

      The Company is further developing relationships with prospective distributors, co-producers and sales agents that have expressed an interest in marketing and otherwise representing the Company's products in markets not currently accessed by the Company directly. The Company is currently in various stages of discussion with three different companies. The first is a United States-based, publicly-traded company which sells its educational children's toys and other products to mass market retailers, such as Wal-Mart, in the United States. The second is a Paris-based distributor interested in acquiring rights for the Company's library outside of North America and participating with the Company in the development of a writers' specials series. The third is a European distributor interested in specific foreign distribution rights for the Company's library. Although there can be no assurance that the Company will enter into a formal agreement with any of the foregoing companies, any such agreement would benefit the Company by broadening the exploitation of its library and providing additional funding for new productions.

      The Company has recently engaged a New York based investment firm to assist in raising funding in the range of $2.5 to $4 million. Such funding would be used primarily for new production activities. The remaining proceeds of such funding would be used for debt settlement and marketing and distribution activities. Although there can be no assurance that the Company will be successful, the Company expects to complete such funding prior to the end of the first half of 2006.

      During the first quarter of 2005, the Company entered into a services agreement with an unaffiliated partnership. Under this agreement, certain expenses of the Company will be assumed by such partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Limited Partnership."

Development Activities

      The Company's development activities are primarily focused on the creation of intelligent programs for children and their families for the United States, Canadian and global markets. The Company's 2006 project development slate includes new episodes of its core library based on the lives and times of groundbreaking writers (The Writers' Specials), a rock and roll romantic comedy targeted to the teen audience (RED), and three feature films targeted at the international family audience (The Miracle Journey, October 7, 1944 and Humchucker), as well as several original television movies-of-the-week and episodic television dramas for broadcast on major United States and Canadian television networks. Along with the recently completed feature film, Bailey's Billion$, these projects will continue to build the Company's library of high quality films in the years to come.

      The Company's ability to complete these productions is subject to the risks inherent in the film and television industry. These risks include dependence on new products, audience acceptance of new products, dependence upon licensing and distribution relationships, competition, technological change, dependence upon government incentive programs, changes in government regulation, currency exchange rate fluctuations and availability of adequate production financing.

Distribution Activities

      The distribution activities of Devine Entertainment include selling the broadcast rights of its films to the global market. Since 1990, the Company has sold its programming to broadcasters and video licensees in over 50 countries. Devine Entertainment has established contractual relationships with, and sales have been made to, major international broadcasters, including HBO Ole in Latin America, HBO in the United States, Disney Channel in the United Kingdom, France and Australia, TPS in France, the Discovery Channel in Spain, Portugal, Mexico and Latin America, and NHK in Japan.

      The Company participates in major international television program trade shows and may attend other trade shows where opportunities exist for management to develop areas of interest to the Company. Devine Entertainment also distributes its programming through direct communication with video distributors and television broadcasters, and through selective advertising in significant trade journals and strategic media. The Company also sells its products directly to its customers through its direct toll free telephone marketing campaign in the United States and Canada (1-877-338-4633). The Company expects, by the end of the first quarter of 2006, to be able to effect direct sales of its products to customers via its Internet store at www.devine-ent.com.

      Devine Entertainment's distribution activities include exploiting the merchandising potential of its programming. The Company has entered into licenses for home video and broadcasting. The Company has also developed licensing arrangements for DVDs, books, soundtrack recordings, and internet applications, based on The Composers' Specials, The Inventors' Specials and The Artists' Specials series. The Inventors' Specials are also available for distribution as audio books. All three series are close-captioned and The
Inventors' Specials and The Artists' Specials have been described for the visually impaired.

The Company's Film Library

      The following table outlines Devine Entertainment's library of proprietary productions.

Genre: Family and Children's Television

Title                                     Premiere    Distributor
--------------------------------------------------------------------------------
A Young Children's Concert with Raffi       1985      Rounder
Raffi in Concert with the Sunshine Band     1989      Rounder
Beethoven Lives Upstairs                    1992      Naxos

The Composers' Specials

Bach's Fight for Freedom                    1996      Devine Productions Ltd
Liszt's Rhapsody                            1996      Devine Productions Ltd
Rossini's Ghost                             1996      Devine Productions Ltd
Strauss: The King of 3/4 Time               1996      Devine Productions Ltd
Bizet's Dream                               1996      Devine Productions Ltd
Handel's Last Chance                        1996      Devine Productions Ltd

The Inventors' Specials

Einstein: Light to the Power of 2           1997      Devine Productions Ltd
Leonardo: A Dream of Flight                 1997      Devine Productions Ltd
Galileo: On the Shoulders of Giants         1998      Devine Productions Ltd
Newton: A Tale of Two Isaacs                1998      Devine Productions Ltd
Marie Curie: More than Meets the Eye        1998      Devine Productions Ltd
Edison: The Wizard of Light                 1998      Devine Productions Ltd

The Artists' Specials

Degas and the Dancer                        1999      Devine Productions Ltd
Mary Cassatt: American Impressionist        1999      Devine Productions Ltd
Monet: Shadow and Light                     2000      Devine Productions Ltd
Rembrandt: Fathers and Sons                 2000      Devine Productions Ltd
Goya: Awakened in a Dream                   2000      Devine Productions Ltd
Winslow Homer: An American Original         2000      Devine Productions Ltd.

Genre: Feature Film

Bailey's Billion$                           2005      AllianceAtlantis/Arclight

      The Company's film library has been actively distributed in North America and internationally over the past twelve years, generating in excess of $20 million in revenues. Since 2000, the Company's revenue derived from its proprietary film library has averaged approximately $900,000 per year.

Business Strategy

      The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its library of original programs; (ii) increase its production and distribution through strategic alliances with major international broadcasters and distributors and co-producers, including HBO, Canal Plus, TPS, France5 (France), Sony Classical, The Family Channel, YTV, CBC, The Disney Channel (United Kingdom, France and Australia), PBS, CBC, MCA, NHK (Japan), HBO Ole (Mexico, Latin America), Discovery Channel International (Latin America, Spain and Portugal), Warner Electra Atlantic, Scholastic, McGraw Hill, and the Hal Leonard Corporation; (iii) enhance its long-term return on investment by retaining control over the distribution, merchandising and ancillary rights to its proprietary productions; and (iv) increase its profitability by expanding its own distribution division and taking additional steps to expand, enhance and complement its core business. Such additional steps include expanding educational distribution, developing direct and cause-related marketing, developing new interactive and other media-based products, controlling the manufacture of the Company's products and, potentially, acquiring product libraries and/or distribution capacity.

      The Company's films have to date been sold for broadcast in over 50 countries and are distributed in video and DVD formats across North America. As children enter the relevant age group, the films in the Company's library generate "evergreen" sales.

      The Company has identified over 100 potential international markets for the Company's products, and the Company believes that the international television market is an important growth area for its products. The Company plans to continue building its library of quality films with future series based on great writers and world leaders. Recent sales in Europe, to the French specialty cable broadcaster, TPS, and new relationships established in 2004 with Canal Plus, among others in Europe and Asia, have brought commitments to participate with Devine Entertainment in co-producing and broadcasting new films and series.

      In order to expand production output for the worldwide family audience, the Company has optioned several screenplays and young adult novels, which the Company will seek to develop as feature films, and television movies, series and mini-series. These options enable the Company to determine whether the screenplays and novels are suitable for commercial exploitation without having to pay the full cost to acquire all development, production and distribution rights with respect thereto. The Company's first full-length feature film, Bailey's Billion$, a family comedy, was completed in 2004 and was released internationally in August 2005.

Competitive Conditions

      Substantially all of the Company's revenues are derived from the production and distribution of television and film programming. The production and distribution of television programs and home videos are highly competitive businesses. The most important competitive factors include popular appeal, artistic excellence and cost effectiveness. The Company competes with the major motion picture studios, as well as with numerous other motion picture and television production companies, many of which have greater financial, technical and marketing resources. The Company believes its principal competitors include Hallmark Entertainment, The Walt Disney Company and Sullivan Films.

Employees

      The Company currently employs eight full-time employees and no part-time employees.

Key Man Life Insurance

      The Company's success depends, in substantial part, on the efforts and abilities of David Devine, the Company's President and Chief Executive Officer, and Richard Mozer, the Company's Chief Financial Officer. See "Item 9. Directors and Executive Officers, Promoters and Control Persons -- Directors and Executive Officers." The loss of the services of either of these persons could have a material adverse effect upon the Company. The Company maintains key man insurance on the lives of Messrs. Devine and Mozer with coverage in the amount of $500,000 each. The annual premiums paid on Mr. Devine's policy and Mr. Mozer's policy are $1,134 and $540, respectively.

Regulatory Considerations

      Local cultural policies in many of the international entertainment markets regulate broadcast content and provide industry incentives to local producers. This is particularly the case in those countries where control over communications systems such as television broadcasting has devolved from the state through privatization. The relaxation of state control over media has given rise to regulations which protect indigenous culture through (i) the establishment of local content requirements as a pre-condition to issuing broadcasting licenses and (ii) the subsidization of productions by broadcasters and producers indigenous to the particular market through a system of tax incentives or direct grants and investments by national or regional agencies. The Company believes that there is an increasing desire on the part of many countries to protect their cultural identities which they feel may be undermined by the international popularity of American culture, especially as communicated through the television and motion picture media. Incentives are available through programs administered by government agencies in many major countries, including Canada, France, Italy, the United Kingdom, Germany and Ireland. Management believes that, while the shape and details of the programs implemented in support of such policies may change from time to time, the economic commitment of governments to those policies will not be significantly reduced in the foreseeable future.

Certain Foreign Business Considerations

      At the end of 2001, the Company's then-existing Montreal-based sales agent, Multi-Media Group of Canada ("MMGC"), informed the Company that MMGC's sub-agent, Daro Films Distribution GmbH ("Daro"), had bought, in the second or third quarter of 2001, The Composers' Specials and The Inventors' Specials at $570 per show for broadcast in Iran. The license resulting from this purchase commenced in November 2001 and ended in the second or third quarter of 2005. Daro is a Monaco-based distributor/agent specializing in African, Eastern European, Australian, Asian and Middle Eastern territories. The purchase occurred shortly prior to the Company's termination of its relationship with MMGC. The Daro purchase was not pre-approved by the Company and thus constituted a violation of the Company's agreement with MMGC.

      In light of the foregoing, The Daro purchase was a one-time event for the Company and was reflected in the Company's 2001 financial statements at a gross value of less than $8,000 out of $973,000, or less than 1% of the Company's 2001 revenues. As compared to overall revenues from the Company's series of films which have totaled over $34,000,000 since the delivery of The Composers' Specials in 1995, this purchase reflects less that 3/100 of 1% of the Company's revenues. The Company believes that the Daro purchase had no material impact on the Company's costs and revenues in 2001 and no significant comparison can be made to any other period. In light of the foregoing, the Company believes that this purchase was not material to its business.

      Since the date of Daro's purchase, Iran has been identified by the United States Department as a terrorist-sponsoring state. As a result, Iran is subject to restrictions imposed by the United States Treasury Office of Foreign Assets Control ("OFAC"). Although the Company, by reason of being a Canadian corporation, is not subject to the OFAC restrictions, the Company will take into consideration that its reputation may suffer if it does business in Iran or any other terrorist-sponsoring state in the future. Any such association could have an adverse effect on the value of the Company's equity. The Company currently has no continuing business or business interests in Iran or any other terrorist-sponsoring state and does not foresee transacting business in any such terrorist-sponsoring state in the future.

      Further, certain states of the United States have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, in the event that the Company has business activities or contacts in or with a country identified by the United States government as a state sponsor of terrorism, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in Devine Entertainment or may be subject to limits or prohibitions with respect to such investments that may adversely affect the value of the Company's equity. To date, the Company is unaware of any pension fund and other retirement system that has made a significant investment in the Company's equity.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases its office and production facilities. These facilities consist of approximately 2,100 square feet and are located at 2 Berkeley Street, Toronto, Ontario, Canada. The lease in respect of these facilities expires on May 31, 2008 and provides for annual rent of approximately $55,000 during 2005. The Company believes that its facilities are sufficient to meet its operating requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor any of its property is the subject of any material pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information

      The Common Shares were delisted from the Toronto Stock Exchange (the "TSX" in March 2004 as a result of the Company's failure to meet the minimum listing requirements of the TSX. Currently, the Common Shares are quoted for trading in Canada on the Canadian Unlisted Board (the "CUB") under the symbol "DVNN" and in the United States in the Pink Sheets(R) under the symbol "DVNNF." The following table sets forth for the periods indicated the per share market price ranges of the Common Shares. All over-the-counter market quotations contained in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Date                                            High($)         Low($)
      ----------------------------------------------------------------------
      2003
      First Quarter                                   0.04            0.04
      Second Quarter                                  0.04            0.01
      Third Quarter                                   0.1125          0.01
      Fourth Quarter                                  0.08            0.08

      2004
      First Quarter                                   0.08            0.08
      Second Quarter                                  0.08            0.08
      Third Quarter                                   0.26            0.01
      Fourth Quarter                                  0.28            0.10

      2005
      First Quarter                                   0.29            0.15
      Second Quarter                                  0.25            0.15
      Third Quarter                                   0.32            0.07
      Fourth Quarter                                  0.15            0.10

On March 24, 2006 the closing per share market price was 0.165.

Common Shares Subject to Options, Warrants and Convertible Securities

      As at March 24, 2006, there were 3,180,000 Common Shares subject to outstanding options, 4,877,450 Common Shares subject to outstanding warrants and 3,301,600 Common Shares issuable upon conversion of outstanding convertible securities.

Holders

      As at March 24,  2006,  there  were 54  holders  of  record of the  Common
Shares.

Dividends

      The Company has not made any dividend payment with respect to the Common Shares. The Company has no current intention to pay cash dividends on the Common Shares in the foreseeable future. In lieu thereof, the Company intends to retain any future earnings for reinvestment in the Company's business. The Series 1 Preferred Shares restrict the Company's ability to pay dividends on the Common Shares. See "Description of Securities"

Penny Stock Considerations

      The United States Securities and Exchange Commission has adopted regulations applicable to broker/dealers who sell "penny stock." A "penny stock" is generally defined to be any equity security that has a market price (as defined) of less than $5.00 (U.S.) per share, subject to certain exceptions. These regulations impose additional sales practice requirements on broker/dealers who sell "penny stock" to persons other than established customers and accredited investors. These additional sales practice requirements may have the effect of reducing the level of trading activity in the secondary market for "penny stock."

      Following the declaration of the effectiveness of this registration statement by the Securities and Exchange Commission, the Company intends to have the Common Shares trade on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The Company expects that, upon the commencement of the trading of the Common Shares on the OTC Bulletin Board, the Common Shares will fall within the definition of "penny stock." There can be no assurance that the Common Shares will trade for $5.00 (U.S.) or more per share.

Exchange Controls and Other Limitations Affecting Security Holders.

      Canada has no system of exchange controls. There are no exchange restrictions on borrowing from citizens or residents of foreign countries nor on the remittance of dividends, interest, royalties or similar payments, management fees, loan repayments, settlement of trade debts or the repatriation of capital.

      Under the Investment Canada Act (the "ICA Act"), a Canadian federal statute, certain "non-Canadian" individuals, governments, corporations or other entities who wish to acquire a "Canadian business" (as defined in the ICA Act) or establish a "new Canadian business" (as defined in the ICA Act) are required to file either a notification or an application for review with a governmental agency known as "Investment Canada". The ICA Act further requires that certain acquisitions of control of a Canadian business by a "non-Canadian" must be reviewed and approved by the Minister responsible for the ICA Act on the basis that he is satisfied that the acquisition is "likely to be of net benefit to Canada". Only acquisitions of control are reviewable under the ICA Act; however, the ICA Act provides detailed rules for the determination of whether control has been acquired and, pursuant to those rules, the acquisition of one-third or more of the voting shares of the Company may, in some circumstances, be considered to constitute an acquisition of control. Failure to comply with the review provisions of the ICA Act could result in, among other things, an injunction or a court order directing disposition of assets or shares.

      There are no limitations contained in the Articles of Incorporation or By-Laws on the rights of non-Canadian residents or non-Canadian shareholders to hold or vote the Common Shares.

Taxation

      Dividends

      In general, dividends paid by a corporation resident in Canada to non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax under the Income Tax Act (Canada) (the "Tax Act") on dividends is twenty-five percent (25%). Such rate may be reduced under the provisions of a relevant international tax treaty to which Canada is a party. The Canada-United States Income Tax Convention (1980) (the "U.S. Treaty") provides for a general reduction in the rate of Canadian withholding tax to fifteen percent (15%) on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides that where the beneficial owner of the dividends is a corporation resident in the United States which owns at least ten percent (10%) of the voting shares of the corporation paying the dividends, the rate of withholding tax is reduced to ten percent (10%).

      Capital Gains

      A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a public corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof. A share of a public corporation will be taxable Canadian property to the holder thereof if, at any time during the period of five (5) years immediately preceding a disposition, the non-resident, persons with whom the non-resident did not deal at arm's length, or the non-resident together with persons with whom he did not deal at arm's length, owned (or had an option in respect of or had an interest in) twenty-five percent (25%) or more of the issued shares of any class or series of the corporation or if, upon ceasing to be a resident of Canada, the holder elected that the share be taxable Canadian property. The Company is a public corporation for purposes of the Tax Act.

      The U.S. Treaty provides that, in general, a resident of the United States will not be subject to tax on any capital gains realized by him on the disposition of shares that are taxable Canadian property unless (i) such resident has or had (within the twelve-month period preceding the disposition) a permanent establishment in Canada and such shares formed part of the business property of that permanent establishment, (ii) such shares formed part of the personal property pertaining to a fixed base which is or was available (within a twelve-month period preceding the disposition) to such resident for the purpose of performing independent personal services, (iii) the value of the shares is derived principally from real property situated in Canada or (iv) the shareholder is an individual who was resident in Canada for 120 months in any twenty-year period preceding the disposition and at any time during the ten-year period immediately preceding the disposition and who owned the shares of the corporation at the time he or she ceased to be a resident of Canada.

      Estate and Gift Tax

      At present, Canada does not impose any estate or gift tax.

      Description of Securities

Authorized Capital

      The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of preferred shares (the "Preferred Shares"), issuable in series. 35,353,508 Common Shares and a series of 494,550 Preferred Shares (the "Series 1 Preferred Shares") were issued and outstanding as at February 1, 2006. Set forth below is a summary description of certain provisions relating to the Company's share capital contained in its Articles of Incorporation and By-Laws, and under the OBCA. Such summary is qualified in its entirety by reference to the Company's Articles of Incorporation and By-Laws, and the OBCA.

Preferred Shares

      The Preferred Shares are issuable in one or more series. The board of directors of the Company is permitted under the Articles of Incorporation, without the approval of the stockholders, but subject to the provisions of its corporate legislation (including the issuance of articles of amendment in prescribed form), to designate, fix the number of shares in, and determine the rights, privileges, restrictions and conditions attaching to the shares of each series of Preferred Shares at or prior to the date of their issuance. The Preferred Shares could be used as a method of discouraging, delaying or preventing a change in control of the Company. In addition, the rights and preferences of the Preferred Shares may be dilutive of the interest of the holders of the Common Shares and otherwise have an adverse effect on the rights of the holders of the Common Shares.

      In December 2004, the Series 1 Preferred Shares were created. All of the Series 1 Preferred Shares were issued to the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Devine Entertainment Limited Partnership." The holders of the Series 1 Preferred Shares, in priority to the holders of the Common Shares, are entitled to receive a cumulative annual dividend of 9.1 cents per share. Absent the consent of all of the holders of the Series 1 Preferred Shares, dividends may not be paid on the Common Shares if dividends are then due and owing on the Series 1 Preferred Shares.

      Except as otherwise required by the OBCA, the holders of the Series 1 Preferred Shares are entitled to vote only in the event the Company proposes to dissolve or sell, lease or exchange all or substantially all of its property other than in the ordinary course of business.

      Commencing on November 16, 2014 and continuing on each anniversary date thereafter, the holders of the Series 1 Preferred Shares have the right to require the Company to redeem on such date all or a portion of their Series 1 Preferred Shares. The redemption price (the "Redemption Price") for each Series 1 Preferred Share is equal to the sum of $1 plus all accrued and unpaid dividends thereon.

      In the event the Company is liquidated, dissolved or wound-up or its assets are otherwise distributed among the Company's stockholders by way of repayment of capital, whether voluntary or involuntary, the holders of the Series 1 Preferred Shares are entitled to receive a per share amount equal to the Redemption Price before any distribution of the Company's assets to the holders of the Common Shares.

Common Shares

      All of the issued and outstanding Common Shares are validly issued, fully paid and non-assessable. Holders of the Common Shares are entitled to one vote per share at all meetings of stockholders. There is no right to cumulative voting; thus, the holders of a majority of the outstanding Common Shares can elect all of the members of the Company's board of directors. A majority vote is also sufficient for other actions that require the vote of stockholders, except in cases in which more than a majority is required by law. Holders of the Common Shares are entitled to receive, on a ratable basis, any dividends as and when declared by the board of directors out of funds legally available for the payment of dividends. Upon the liquidation, dissolution, or winding-up of the Company, subject to the prior rights of the holders of the Preferred Shares, the holders of Common Shares are entitled to receive, on a ratable basis, the remaining assets and property of the Company. The Common Shares have no preemptive rights or subscription, redemption or conversion privileges.

1995 Issuance of 7.5% Debentures

      In December 1995, the Company issued $1,125,000 principal amount of 7.5% redeemable convertible subordinated debentures (the "7.5% Debentures"). Each 7.5% Debenture originally matured on December 31, 2000. On December 19, 2000, the Company obtained the approval of the holders of the 7.5% Debentures to: (i) extend the maturity date of the 7.5% Debentures to December 31, 2002: (ii) reduce the conversion rate of the 7.5% Debentures from $1.50 to $0.50 per Common Share; (iii) increase the rate of interest on the 7.5% Debentures to 10.5% per annum; (iv) issue to the holders of the 7.5% Debentures one warrant ("Extension Warrant") for each $1.00 principal amount of the 7.5% Debentures held by such holders; and (v) secure the 7.5% Debentures by way of a floating charge over all of the Company's assets, such floating charge being subordinated to certain senior indebtedness of the Company. The Extension Warrants expired unexercised. The Company is currently further renegotiating the terms and conditions of the 7.5% Debentures with the holders thereof.

      In February 2002, $915,000 of the 7.5% Debentures became covered by a security interest granted by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Fiscal Year Ended December 31, 2004.

1996 Issuance of 7.5% Debenture

      In February 1996, the Company issued a 7.5% redeemable convertible subordinated debenture (the "1996 Debenture") in the principal amount of $100,000 to Euro American Mercantile Corp. The 1996 Debenture is convertible into Common Shares at the rate of $1.50 per share. The 1996 Debenture originally matured on December 31, 2000. On December 19, 2000, the Company renegotiated the payment terms of the 1996 Debenture and increased the interest rate thereon to 10% per annum. As a result, the principal was repayable during 2001 in four equal quarterly payments. The first installment payment on the 1996 Debenture was made in April 2001. The Company failed to make the three remaining installment payments due on the 1996 Debenture. The Company is currently further renegotiating the terms and conditions of the 1996 Debenture with Euro American Mercantile Corp. The 1996 Debenture is subordinated to certain senior indebtedness of the Company.

10.5% Debentures and 10.5% Debenture Warrants

      On December 21, 2000, the Company issued $550,000 principal amount of 10.5% convertible subordinated debentures (the "10.5% Debentures") which matured on December 31, 2005. The Company is currently in default under the 10.5% Debentures. The Company is in the process of negotiating an extension to the maturity date of the 10.5% Debentures. The 10.5% Debentures bear interest at a rate of 10.5% per annum payable semi-annually and are convertible at the option of the holder at any time on the basis of one Common Share per $0.50 principal amount of 10.5%

Debentures outstanding. The 10.5% Debentures are secured by way of a floating charge over all of the Company's assets, such floating charge being subordinated to certain senior indebtedness of the Company.

      Each purchaser of the 10.5% Debentures also received a warrant (a "10.5% Debenture Warrant") for each $1.00 invested. Each 10.5% Debenture Warrant entitled the holder to purchase one Common Share for $1.75 per share until December 31, 2005. All of the 10.5% Debentures Warrants expired without being exercised.

      Forvest Trust S.A. acted as agent for the issuance of the 10.5% Debentures, and was issued compensation warrants entitling it to acquire up to 50,000 Common Shares at an exercise price of $0.50 per share on or before December 21, 2007. Forvest Trust S.A. also received a cash commission on closing of $50,000.

Other Warrants

      Information concerning additional outstanding warrants issued by the Company within the past three years is set forth in "Recent Sales of Unregistered Securities."

Capital Reorganization

      In order to assist in ensuring that the Company remains entitled to receive certain financial incentives and assistance or any required licenses or approvals from Canadian federal or provincial governments and agencies which are available only if the ownership of the equity securities of the Company by Canadian residents meets certain specified requirements, a resolution was adopted at a meeting of the board of directors of the Company held on May 13, 2004 authorizing the Company to seek all necessary approvals to further amend its Articles of Incorporation to effect the following capital reorganization (the "Reorganization"):

      (a) create two new classes of shares to be designated as Class A voting shares (the "Voting Shares") and Class B non-voting shares (the "Non-Voting Shares"), each in an unlimited number;

      (b) exchange the issued and outstanding Common Shares into Voting Shares and Non-Voting Shares on the basis of one-half of one Voting Share and a one-half of one Non-Voting Share for each Common Share held; and

      (c)   cancel all the authorized Common Shares.

      The stockholders of the Company initially approved the Reorganization on June 25, 2004 at a stockholders meeting. The reorganization was reapproved by the Company's stockholders at a stockholders meeting held on June 16, 2005. The Company expects that the Reorganization will be effected at such time in the future as may be required in order to allow the Company to continue to be eligible to receive the aforesaid incentives, assistance, licenses and approvals. As a general matter, in order for the Company to remain eligible, at least a majority of the equity ownership and voting control of the Company must be held by Canadian residents. Canadian residents currently hold in excess of 85% of the equity ownership and voting control of the Company. The OBCA does not impose any time limitation per se on when the Reorganization must be effected following its approval by the Company's stockholders. However, until such time as the Reorganization is effected, the Company will, on an annual basis, continue to seek reapproval of the Reorganization at the Company's annual meeting of stockholders.

      Pursuant to the terms of the Reorganization, holders of Voting Shares and Non-Voting Shares will have the following rights and privileges and will be subject to the following restrictions and conditions:

      (a) subject to any preference as to dividends provided to any shares ranking in priority to the Voting Shares and the Non-Voting Shares, to participate equally, share for share, in any dividend, whether in cash, in shares of the Company or otherwise, which may be declared or paid on either class of such shares;

      (b) in the event of liquidation, dissolution or winding-up of the Company or other distribution of assets for the purpose of winding up its affairs, to receive equally, share for share, all the remaining property of the Company after payment of the Company's liabilities and any amounts payable to holders of any shares ranking in priority to the Voting Shares and the Non-Voting Shares, without preference or distinction;

      (c) receive notice of, attend (in person or by proxy) and be heard at all meetings of the stockholders of the Company; and

      (d) in the event that an independent committee of the board of directors of the Company reasonably determines that it is necessary for the Company to be Canadian controlled or that there be limitations on the number of shares held by non-residents of Canada for the purpose of determining the eligibility of the Company for financial incentives or assistance or licenses or other approvals from any Canadian federal or provincial government or agency or for any other regulatory purpose, the Company shall have the right, upon prior written notice to the holders of Voting Shares and Non-Voting Shares, to (i) refuse to allot or issue any shares of the Company to any non-resident of Canada; (ii) direct that the voting rights, if any, attached to shares held by non-residents of Canada may not be exercised for such period or periods of time as is specified in such notice; (iii) authorize and direct its transfer agent to refuse to register any transfer of Voting Shares or Non-Voting Shares to any non-resident of Canada; and (iv) automatically convert all Non-Voting Shares into Voting Shares.

      In addition to the rights, privileges, restrictions and conditions described above, holders of Voting Shares shall be entitled to:

      (a) vote at all meetings of the stockholders of the Company (other than at meetings of the holders of another class or series entitled to vote separately as a class or series in respect of a particular matter); and

      (b) convert, at any time, each Voting Share held by them into one Non-Voting Share.

      Furthermore, if an offer is made to purchase Voting Shares which, under applicable securities legislation or the requirements of a stock exchange on which the Voting Shares or the Non-Voting Shares are listed, must be made to all or substantially all holders of Voting Shares in a province of Canada to which the requirement applies and an unconditional offer is not concurrently made to purchase Non-Voting Shares that is identical with respect to price per share, percentage of outstanding shares for which the offer is made and in all other material respects, each Non-Voting Share will become convertible, at the option of the holder, within a specified time following the offer, into one Voting Share. The conversion right may only be exercised for the purpose of depositing the resulting Voting Share in response to the offer and the transfer agent and registrar of the Company will deposit the resulting Voting Shares on behalf of the stockholders. If the Voting Shares resulting from the conversion are subsequently withdrawn from the bid by the stockholders or not taken up by the offeror or if the offer is abandoned and withdrawn by the offeror, the Voting Shares thus converted will be reconverted into Non-Voting Shares. In no other circumstances will the Non-Voting Shares be convertible into Voting Shares.

      In instances where the Reorganization would result in a holder of Common Shares receiving a fractional Voting Share or a fractional Non-Voting Share (after aggregating all Voting Shares or all Non-Voting Shares, as the case may be), such fractional shares will be rounded up to the next whole Voting Share or Non-Voting Share (as the case may be).

      The Reorganization will affect all stockholders uniformly and will not affect any stockholder's percentage interest in the Company, except to the extent the Reorganization would otherwise result in a stockholder owning a fractional share. In addition, the Reorganization will not affect any stockholder's proportionate voting rights, subject to the treatment of fractional shares as described above.

      Recent Sales of Unregistered Securities

      Set forth below is certain information regarding all securities that the Company has sold within the past three years without registering such securities under the Securities Act of 1933, as amended (the "Securities Act").

      On April 5, 2004, the Company settled two term loans owing to Business Development Bank of Canada in consideration of (i) a cash payment of $125,000 and (ii) the issuance of 100,000 Common Shares. The aforesaid Common Shares were offered and sold in reliance on the exemptions from registration afforded by
Section 4(2) and Regulation S of the Securities Act.

      Effective April 7, 2004, the Company sold 5,160,000 units at a price of $0.10 per unit for aggregate gross proceeds of $516,000 to a group of private investors. Substantially all of these investors are residents of Canada. The remaining investors are residents of the United States. Each unit consisted of
(i) one Common Share and (ii) one-half Common Share purchase warrant ("Initial Warrant"). Each Initial Warrant was exercisable, at any time on or prior to April 7, 2005, to acquire one Common Share and one step-up Common Share purchase warrant at an exercise price of $0.15 per Common Share. Substantially all of the Initial Warrants were exercised prior to their expiration date. The exercise of the Initial Warrants resulted in the issuance of 2,547,500 Common Shares in the aggregate. Each such step-up warrant issued upon exercise of the Initial Warrants is exercisable, at any time on or prior to April 7, 2006, to acquire one Common Share at an exercise price of $0.30.

      The aforesaid Common Shares and warrants were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

      On June 29, 2004, the Company settled a portion of a loan initially made by the Royal Bank of Canada in consideration of (i) a cash payment of $11,509;
(ii) the issuance of 2,042,055 Common Shares; and (iii) warrants to purchase 1,830,000 Common Shares at a per share exercise price of $0.50 at any time on or prior to February 26, 2007. The aforesaid Common Shares and warrants were offered and sold in reliance on the exemptions from registration afforded by
Section 4(2) and Regulation S of the Securities Act.

      On June 30, 2004, the Company issued 1,100,000 units for aggregate gross proceeds of $220,000 to a group of private investors. Substantially all of these investors are residents of Canada. The remaining investors are residents of the United States. Each unit consisted of (i) one Common Share, (ii) 0.4545 of a Series A Warrant and (iii) 0.333 of a Series B Warrant. Each whole Series A Warrant is exercisable on or prior to December 31, 2006 into one Common Share at an exercise price of $0.20 per Common Share. Each whole Series B Warrant was automatically converted for no additional consideration into one Common Share on December 31, 2004. Such automatic conversion resulted in the issuance of 366,666 Common Shares. The aforesaid Common Shares and warrants were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

      During the third quarter of 2004, the Company completed settlements of past debt, previously agreed to production financing fees and fees for services from financial advisors, with the issuance of a total of 8,740,000 Common Shares at $933,271. As a result, approximately $1.4 million of the Company's payables, accrued liabilities and current expenses were settled. The settlements included the issuance of 6,000,000 Common Shares to David Devine and Richard Mozer, each a director and executive officer of the Company, to satisfy previous loans to the Company and unpaid fees for services from 2001 through the end of the third quarter of 2004. The aforesaid Common Shares were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

      During 2004, the Company issued 150,000 Common Shares to each of Messrs. Devine and Mozer. These Common Shares were issued as part of a fee for providing bridge financing for Bailey's Billion$ under the same terms and conditions as unaffiliated lenders. The aforesaid Common Shares were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

      In September 2004, the Company issued 185,000 Common Shares to certain employees of Mid South Capital Inc. in consideration for services provided in connection with the commencement of the trading of the Common Shares in the United States in the Pink Sheets(R). The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In December 2004, the Company issued 380,450 Common Shares and 494,550 Series 1 Preferred Shares to the Partnership. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Devine Entertainment Limited Partnership." The aforesaid Common Shares and Series 1 Preferred Shares were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

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

      In May 2005, the Company issued 350,000 Common Shares to the Canadian law firm, Wildeboer Dellecle LLP, in partial consideration for legal services rendered to the Company from March 27, 2001 through May 31, 2005. The aforesaid Common Shares were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

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

      Each exemption claimed above from compliance with the registration provisions of the Securities Act by reason of Regulation S under the Securities Act is based on the grounds that each offer and sale was effected by means of an offshore transaction involving one or more non-U.S. persons in accordance with all applicable conditions and restrictions of Regulation S under the Securities Act.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of March 29, 2006 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment Corporation ("Devine" or the "Company") for the year ended December 31, 2005 and 2004. Additional information related to the Company is available on Sedar at www.sedar.com . The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Devine is an integrated developer and producer of high quality children's and family films designed for the world-wide theatrical motion picture, television broadcast and cable markets and the international home video and DVD markets.

The Company's primary focus is the production of quality children's and family films, including broadly marketed commercial family films for the theatrical release and broadcast internationally as well as specialty video and DVD markets worldwide. Devine's library of films include 19 hours of award-winning broadcast programs based on the lives of important international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. In 2004 the Company completed and delivered Bailey's Billion$, its first feature film targeted at a family audience that was released in theatres in the US and Canada in August of 2005 and is currently in distribution worldwide.

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its library of original programs; (ii) increase its production and distribution through strategic alliances with major international distributors, broadcasters and co-producers.

FORWARD-LOOKING STATEMENTS

Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this discussion and analysis, which involve a number of risks and uncertainties. Forward-looking statements are statements that are not historical facts, and include (but are not limited to) statements regarding the Company's planned production slate and development activities, anticipated future profitability, losses, revenues, expected future expenditures, the Company's intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company's anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "may", "could" or "should" occur, or comparable terminology referring to future events or results.

The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, including those listed under "Risks and Uncertainties", any of which could cause actual results to vary materially from current results or the Company's anticipated future results. The Company assumes no responsibility to update the information contained herein.

FISCAL 2005 HIGHLIGHTS

The positive trends that started in 2004 continued in 2005.

      o The Company's revenues increased by 6% to $4,019,745 in 2005 as compared to $3,809,235 in 2004.

      o The Company's proprietary film library of completed television programs and recordings performed well in 2005, generating $1,067,389 in revenues, reflecting an increase of 64% as compared with $648,955 in 2004.

      o DVD, video and ancillary publishing revenues generated by the Company's library of completed television programs and recordings increased by approximately 147% or $530,544 to $892,499 in 2005 as compared to $361,955 in 2004.

      o The Company's feature film, Bailey's Billion$, which was delivered in 2004 was released theatrically in the United States and Canada continued to generate revenues around the world of $2,952,356, a decrease of 7% as compared to $3,160,280 in 2004.

      o EBITDA, defined as earnings before interest, taxes, depreciation, amortization and gains on settlement of debt increased by 5% to $3,150,327 in 2005, as compared to $3,007,389 in 2004.

Net loss in year ended December 31, 2005, was ($233,409) or (0.01) per share reflecting the Company's accelerated amortization of its Inventors' Specials television series which totaled $1,008,181 in 2005. While the Inventors' Specials continues to be one of the Company's valued library assets and was recently valued independently as having a fair market value of over $2,000,000, under SOP-002 all of the costs related to a proprietary program or series must be expensed within ten years of it original delivery and exploitation. 2006 will be the tenth year that the Inventors' Specials have been in distribution and accordingly, the Company is accelerating amortization of the series.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005

Revenues

In 2005, the Company's revenues increased by $210,510 or 6% to $4,019,745 in 2005 as compared to $3,809,235 in 2004.

The Company's proprietary film library of completed television programs and recordings performed well in 2005, generating $1,067,389 in revenues, reflecting an increase of 64% as compared with $648,955 in 2004. DVD, video and ancillary publishing revenues generated by the Company's library of completed television programs and recordings increased by approximately 147% or $530,544 to $892,499 in 2005 as compared to $361,955 in 2004. In addition, the library generated $174,600 in revenues from the sale of broadcast licenses in 2005, a decrease of $112,400 or approximately 39% as compared to $287,000 in 2004. Of the $174, 600 in Broadcast sales, $144,000 resulted from licenses to TVOntario and the British Columbia based Knowledge Network, two Canadian broadcasters who have committed to licensing the Company's new series based on landmark writers scheduled for production in 2006. An additional broadcast sale was concluded in September of 2005 to the Al Jazeera Children's Channel for $30,600. Broadcast revenues in 2004 reflected a single $287,000 broadcast license in France to TPS Jeunesse.

The Company's feature film, Bailey's Billion$, which was delivered in 2004 was released theatrically in the United States and Canada and continued to generate revenues around the world of $2,952,356, a decrease of 7% as compared to $3,160,280 in 2004. This reflected a sale of foreign distribution rights to a UK based distributor that generated an initial payment of approximately $2,659,000 in the second quarter of 2005.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                                    2005                 2004
                                                    ----                 ----
Canada                                           $  446,000           $2,768,000
United States                                       591,000              326,000
France                                               99,000              287,000
United Kingdom                                    2,659,000                    0
Europe - Other                                            0              305,000
Other foreign                                       225,000              123,000

Earnings (loss) per Common Share (EPS)

Net loss in year ended December 31, 2005, was ($233,409) or (0.01) per share reflecting the Company's accelerated amortization of its Inventors' Specials television series which totaled $1,008,181 in 2005. While the Inventors' Specials continues to be one of the Company's valued library assets and was recently valued independently as having a fair market value of over $2,000,000, under SOP-002 all of the costs related to a proprietary program or series must be expensed within ten years of it original delivery and exploitation. 2006 will be the tenth year that the Inventors' Specials have been in distribution and accordingly, the Company is accelerating amortization of the series.

EBITDA

EBITDA, defined as earning before interest, taxes, depreciation, amortization and gains on settlement of debt increased by 5% to $3,150,327 in 2005, as compared to $3,007,389 in 2004.

EBITDA is a non-GAAP financial measure. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of operations. EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies.

Shareholders' Equity

Shareholders' equity was $5,172,024 reflecting an increase of $213,735 from $4,958,289 as at December 31, 2004.

SUMMARY OF QUARTERLY RESULTS:

                             Dec.31,     Sept. 30,     June 30,       Mar. 31,    Dec. 31,     Sept. 30,     June. 30,     Mar. 31,
                              2005         2005          2005          2005         2004          2004         2004         2004
                             -------     ---------     --------       --------    --------     ---------     ---------     --------
Revenues                    468,348       180,899     2,892,261       478,236      384,281    2,990,182       357,305        77,467


Operating Expenses          268,418       192,765       214,791       175,044      395,176       60,529       169,363        76,928


Earnings (loss) before
income taxes               (865,770)     (323,166)      933,050        22,477      156,458      556,853        65,307      (101,652)

Special Write Downs              --            --            --            --           --           --    (1,000,000)           --

Special Gains                    --            --            --            --           --           --     4,039,825            --

Income taxes                 12,189            --       (12,189)           --      306,000         (356)           --            --

Net earnings (loss)        (853,581)     (323,166)      920,861        22,477      614,296      681,141     3,105,132      (101,652)

Basic and diluted             (0.02)        (0.01)         0.03          0.00         0.02         0.03          0.16         (0.01)
earnings (loss) per
common share

Operating expenses

The Company's operating expenses for the year ended December 31, 2005 increased by $149,022 or approximately 21% to $851,018, as compared to $701,996 in 2004. This increase reflects increased professional fees expended in relationship to the Company's SEC registration application as well as the Company's limited partnership financing activities.

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

Amortization expenses in 2005 for the Company's library of completed television programs and recordings and motion picture totaled $3,325,049. As at December 31, 2005, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $1,723,043 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $3,241,219 after accumulated amortization and the Company's investment in projects in development was estimated as $1,883,846 as per the following table:

                                                                                    Dec. 31, 2005             Dec. 31, 2004
                                                                                    -------------      -----------------------------
                                                                                    Accumulated
                                                                       Cost         Amortization           Net               Net
                                                                   -----------      -------------      -----------       -----------
Completed television programs and recordings                       $16,015,097       $14,292,054       $ 1,723,043       $ 3,096,399
Completed Motion picture - Bailey's Billion$                         6,969,564         3,728,345         3,241,219         5,221,216
Projects in progress                                                 1,883,846                --         1,883,846           903,555
                                                                   -----------       -----------       -----------       -----------
                                                                   $24,868,507       $18,020,399       $ 6,848,108       $ 9,221,170
                                                                   ===========       ===========       ===========       ===========

Ultimate revenue estimates for the Company's completed motion picture are based on in-depth discussions with and estimates provided by experienced third-party distributors and sales agents, including the contracted foreign sales agent and United States distributor. Each of these distributors has well over 20 years of experience in its area of sales and distribution. The third party sales estimates and the agreements have been reviewed and approved the motion picture's co-producers, copyright purchasers and production lending bank and them discounted by the Company in an effort to provide conservative and realizable ultimate revenue estimates.

In the United States, management has used the Company's twenty years of experience with broadcasters in conjunction with the United States distributor's estimates for three windows over ten years as a basis of its television sales estimates. With regard to DVD/video sales estimates, the Company has reviewed distributors' estimates and compared them to the Company's historical sales. P&L models based on these sales estimates and incorporating the distribution fees and expenses defined in the Company's distribution agreements assuming between 500,000 to 1,000,000 units sales over ten years with average net revenue of $4.26 (U.S.) per unit were discounted and support what management believes are conservative ultimate revenue estimates. The estimates were based on an initial release at a retail pricing of $24.98 (U.S.) for rental and initial sell through release and subsequent drops in pricing to $14.98 (U.S.) and $12.98 (U.S.) as the DVD release migrates to distribution in mass market sell-through and discount markets over the ten-year period. The Company compared and supported this figure with industry standards and published unit sales for comparative family feature films and then discounted them conservatively and modeled the estimates to incorporate the distribution fees and expense limitations in its various distribution agreements. The models provided net revenue estimates of approximately $5 million (U.S.), which the Company then discounted to less than fifty percent (50%), which in effect reflects 750,000 unit sales over ten years at the lowest price and margin.

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

In the nine-year period from 1997 to 2005, The Inventors' Specials revenue totaled approximately $6,120,000 or $680,000 per annum. For the most recent five years, Inventors' Specials revenue averaged $280,000 per annum. The Artists' Specials generated approximately $5,543,000 in its first eight years after the original release, which is an average of $693,000 per annum. For the last five years, Artists' Specials revenue averaged $249,000. The Composers' Specials continues to generate significant revenues with $632,333 in 2005, but given that the ten year period since its delivery has expired, the value of Composers' Specials is not reflected as an asset as part of the Company's investment in film and television programs and recordings.

The Company believes that these lower results for the Inventors' and Artists' Specials in the most recent years reflect the challenging conditions industry wide in the international markets resulting from the collapse of investment markets that had fuelled high valuations for content, the overestimated benefits for the models of media convergence and the promise of media deregulation in Europe that proved challenging in the context of 9/11, as well as the challenges associated with the Company's debt, equity and capital position which were respectively settled resulting in significant gains, improved significantly and successfully reorganized in 2004.

The Company estimates average annual ultimate revenue for the Artists' Specials at $438,333 per year for the next three years and estimates average annual ultimate revenue for the Inventors' Specials at $380,000 per year for 2006. The Company believes that its current ultimate revenue estimates for the Artists' Specials and Inventors' Specials are reasonable and realizable given the multi-year nature of television contracts and that annual revenue can fluctuate. The Company's new agreements recently concluded with sales agents in Germany, France, Italy, Spain, Japan and Korea, point both to the renewed opportunities resulting from the Company's improved financial position and also to an industry wide renewal of sales of broadcast licenses in international markets. As well, the Company's experience supports the fact that when a new series of its branded proprietary library of award-winning films is produced, sales for the previously produced library of films are concluded concurrent with commitments for the new production on a territory-per-territory basis. The Company expects to begin production of a new series based on landmark authors entitled The Writers' Specials in 2006 and has already begun to pre-sell the broadcast licenses for the Writers Specials and, in conjunction, license the Company's completed television programs as well.

While the specific revenues for each series vary from year to year, over the long term, the Company's DVD and ancillary product sales have averaged between $195,000 and $250,000 per series, per year.

DEVINE LIBRARY DVD/Video, publishing and Ancillary sales
(includes dvd and video sales, music publishing royalties, teachers guides, stock footage rights, rentals of props etc.)
                                                         Inventors
                                      Composers - DVD       DVD      Artists DVD
                         Yr TOTAL        Ancillary       Ancillary    Ancillary
                         --------     ---------------    ---------   -----------
           2000          $731,837         $145,590       $397,147     $189,100
           2001          $748,178         $ 37,880       $354,253     $356,045
           2002          $602,443         $166,427       $241,577     $194,439
           2003          $623,918         $187,603       $230,907     $205,408
           2004          $346,712         $153,977       $ 94,566     $ 98,169
           2005          $868,574         $573,533       $168,610     $126,431
                         --------         --------       --------     --------
     6 year average      $653,610         $210,835       $247,843     $194,932
                         --------         --------       --------     --------
% increase 2005/2004         150%            272.%            78%          29%

There have been significant increases in the Inventors (up 78% from 2004) and Artists (up 29% from 2004) DVD sales in 2005, but the most dramatic increases have come in Composers sales (up 272% from 2004) primarily as a result if a new agreement in 2005 with a major educational publisher through our existing client Hal Leonard for the inclusion of our series in their Music Catalogue. The Company is pursuing new DVD sales agreements with the same educational publisher for the Inventors, for inclusion starting in their Social Sciences Catalogue and for the Artists in their Arts Catalogue starting in 2006 and 2007. The Company estimates that this distribution arrangement should result in the annual increase in sales of each series of about $125,000, based on the results achieved by Composers. In addition, the Company is negotiating with a Utah based telemarketer who has had great success with the Company's titles in 2000 through 2002, and a new VOD agreement in Italy as well as a DVD kiosk distributor in the Balkans that the Company believes will be finalized in 2006.

The table below details Inventors DVD/ancillary sales currently being pursued and the estimated values - in addition to existing DVD accounts in 2005 and 2006:

Year                                           2006
----                                           ----
Educational Science Catalogue                125,000
Utah telemarketer                             45,000
Italy VOD                                     90,000
Balkan DVD Kiosks                             90,000
New Foreign DVD sales                         25,000
                                             -------
Total additional expected                    375,000
Expected base                                200,000
Anticipated Annual DVD sales                 575,000

The table below details Artists DVD/ancillary sales currently being pursued and the estimated values - in addition to existing DVD accounts through 2008:

Year                                          2006        2007       2008
----                                          ----        ----       ----
Educational Art Catalogue                   125,000      125,000   125,000
Utah Telemarketer                            45,000       45,000    45,000
Italy VOD                                    90,000            0         0
Balkan DVD Kiosks                            90,000       90,000    90,000
New Foreign DVD sales                        25,000       25,000    25,000
                                            -------      -------   -------
Total additional expected                   375,000      285,000   285,000
Expected base                               150,000      150,000   150,000
                                            -------      -------   -------
Anticipated Annual DVD sales                525,000      435,000   435,000

In addition to the new DVD sales and agreements currently estimated above, the Company is pursuing new broadcast licenses that it expects will be finalized in 2006.. They include a new sale in France being concluded by the co-production company we are working with on our new series on Writers as well as a license for all three series in the US, a license for French Canada, Holland, the U.K. and licenses in the territories of Japan, Korea, Spain, Italy, and Germany noted in our previous responses. Note the estimates and timing per series in the following tables:

Expected Inventors Broadcast sales and estimated values - in addition to existing DVD accounts in 2005 and 2006:

                                                         Amount            Year
                                                         ------            ----
US Broadcast                                             90,000            2006

French Canada Broadcast                                  90,000            2006
France Broadcast                                         67,500            2006
German Broadcast                                        120,000            2006
UK Broadcast                                            150,000            2006
Spain, Japan, Korea, Holland Italy Broadcast            150,000            2006
Other ex-North America Broadcast                         25,000            2006
                                                        -------
Anticipated total in 2006                               692,500

Expected Artists Broadcast sales and estimated values - in addition to existing DVD accounts in 2006 through 2008:

Years                                                    2006-2007       2008
-----                                                    ---------       ----
US Broadcast                                               90,000       60,000

English and French Canada Broadcast                        90,000       60.000
France Broadcast                                           67,500       75,000
German Broadcast                                          120,000            0
UK Broadcast                                              150,000       75,000
Spain, Japan, Korea, Holland Broadcast                    150,000       75,000
Other ex-North America Broadcast                          175,000       75,000
                                                          -------      -------
Anticipated total over 3 years                            842,500      345,000

For Inventors, at the end of 2005, the Company used the following estimates to arrive at Ultimate Revenue:

-------------------------------------------------------------------------------
       Year           Total           Dvd sales        Broadcast licenses
-------------------------------------------------------------------------------
       2006         1,200,000           550,000               650,000
                    ---------           -------               -------
-------------------------------------------------------------------------------

Due to the short period available to derive the revenue, the Company further discounted Total Revenue to $380,000 .

For Artists, at the beginning of fiscal 2005, the Company used the following estimates to arrive at our Ultimate Revenue:

-------------------------------------------------------------------------------
       YEAR           Total           Dvd sales        Broadcast licenses
-------------------------------------------------------------------------------
       2006         1,150,000           500,000               525,000
-------------------------------------------------------------------------------
       2007           800,000           400,000               300,000
-------------------------------------------------------------------------------
       2008           800,000           400,000               325,000
                    ---------         ---------             ---------
-------------------------------------------------------------------------------
       Total        2,450,000         1,300,000             1,150,000
-------------------------------------------------------------------------------

As in prior periods, the Company used 75% to arrive at an Ultimate Revenue of $1,500,000. The Company has further discounted Total Revenues and anticipates using Ultimate Revenues Estimates of $1,315,000 for the Artists through the end of 2008.

The Company believes that specific broadcast licenses and distribution agreements currently in place and negotiations for the Company to commence a new production of The Writers' Specials in 2006 will support the renewed sales of the Company's film library in the near future. Nonetheless, if sales are not concluded at the value and within the time period anticipated, the Company will revise and disclose accordingly the ultimate revenue calculation and the corresponding amortization of the applicable programs.

Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company reduced the carrying value of its completed film, television programs and recordings by $1,373,356 (2004 - $1,393,826) and reduced the carrying value of its completed motion picture by $1,979,997 (2004 - $1,744,151). The Company expects to amortize approximately $770,000 for completed television programs and recordings costs and $353,000 for completed motion picture costs during the next fiscal year.

As at year end 2005 89% of competed television programs and recordings and 53% of completed motion picture costs have been amortized.

The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

As at December 2011, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

Capital stock

At December 31, 2004 the Company had 32,251,008 common shares and 494,550 Series 1 Class A preferred shares outstanding.

The Company issued 3,102,500 common shares in the first six months of 2005 as part of the following transactions:

(i) In January 2005, the Company issued 80,000 common shares for services rendered, valued at $18,400.

(ii) In February 2005, the Company issued 125,000 common shares to employees who exercised their stock options, for cash consideration of $12,500.

(iii) On or before April 7, 2005, 2,547,500 warrants were exercised at a price of $0.15 per unit for cash consideration of $382,125.

(iv) In May of 2005, the Company issued 350,000 common shares to settle accounts payable for professional fees in the amount of $78,748.

At December 31, 2005 the Company had 35,353,508 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Related Party Transactions

During the year ended December 31, 2005 $337,417 (2004 - $493,837) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. Additionally, $Nil (2004 - $30,000) were paid (by issuance of 300,000 common shares) to the same corporations for bridge financing provided in connection with Bailey's project. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in accounts payable and accrued liabilities at December 31, 2005 was $32,477 (2004 - $Nil).

Limited Partnerships

During  2004  the  Company  entered  into  a  services   agreement  with  Devine
Entertainment Limited Partnership ("Partnership"). Under the terms of the agreement, the Partnership will incur certain expenses, until December 31, 2004, relating to the following services required in connection with the conduct of business of the Company:

      o     Labour, employment and all other "direct" services;

      o Marketing services, including production and placement of all required advertising;

      o The incurring of other operating expenses, excluding payments for the purchase of real property,

      o     Administrative services

      o     Certain  development   services  required  in  connection  with  new
            projects of the business

In return, the Partnership is entitled to royalty payments equal to 0.8% of gross revenue of the Company for calendar years from 2004 to 2014, payable 60 days after the completion of each calendar year in connection with the expenses incurred during such year.

Under the terms of the services agreement, the 2004 Partnership advanced $846,350 to the Company for the 2004 services, which was originally accounted for as royalty interest payable. Included in the $846,350 was $494,550 which was initially loaned from the Company to an unrelated company which subsequently loaned these funds to the limited partners.

The 2004 Partnership was also granted the right and option to exchange its rights (including the 2004 royalties) under the services agreement, at anytime until December 31, 2004, for 380,450 common shares and 494,550 preferred shares of the Company.

On December 22, 2004 the Partnership exercised its right under the services agreement and the royalty interest payable was reclassified to capital stock.

Included in the cash, as a reduction, is bank indebtedness of $Nil (2004 - $94,665) and in accounts payable and accrued liabilities is $35,501 (2004 - $108,151) of the Limited Partnership.

During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF")., which to date has not been finalized. Under the terms of the agreement, QCF incurred certain expenses, until December 31, 2005, relating to the following services required in connection with the conduct of business of the Company.

      o     Labour, employment and all other "direct" services;

      o Marketing services, including production and placement of all required advertising;

      o The incurring of other operating expenses, excluding payments for the purchase of real property,

      o     Administrative services

      o     Certain  development   services  required  in  connection  with  new
            projects of the business

In return, the Partnership would be entitled to a royalty equal to a percentage of gross revenue of the Company in connection with the expenses incurred during such year. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

In December 2005, The Devine Entertainment Film Library Limited Partnership, a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $6.8 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with the Limited Partnership in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

Liquidity and Capital Resources

The Company's cash on hand as at December 31, 2005 was $239,990 as compared to $104,727 as at December 31, 2004, an increase in cash position of $135,263.

The Company's bank film production loan for Bailey's Billion$ which was $919,664 as at December 31, 2004 was repaid in full on May 24, 2005 and the Company no longer has any bank debt.

The Company expects to maintain renewed growth from operations and expects that proceeds from sales of Bailey's Billion$ and its film library will generate additional revenues and positive cash flow through 2006.

The Company's working capital deficiency, although reduced, remains significant but is mitigated by the fact that the Company is working towards successfully converting its $1,519,290 of outstanding convertible debentures into common shares in 2006.

Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2006. The Company intends to actively seek additional funding in calendar 2006.

Certain Foreign Business Considerations

At the end of 2001, the Company's then-existing Montreal-based sales agent, Multi Media Group of Canada ("MMGC"), informed the Company that MMGC's sub-agent, Daro Films Distribution GmbH ("Daro"), had bought, in the second or third quarter of 2001, The Composers' Specials and The Inventors' Specials at $570 per show for broadcast in Iran. The license resulting from this purchase commenced in November 2001 and ended in the second or third quarter of 2005. Daro is a Monaco-based distributor/agent specializing in African, Eastern European, Australian, Asian and Middle Eastern territories. The purchase occurred shortly prior to the Company's termination of its relationship with MMGC. The Daro purchase was not pre-approved by the Company and thus constituted a violation of the Company's agreement with MMGC.

The Daro purchase was a one-time event for the Company and was reflected in the Company's 2001 financial statements at a gross value of less than $8,000 out of $973,000, or less than 1% of the Company's 2001 revenues. As compared to overall revenues from the Company's series of films which have totaled over $34,000,000 since the delivery of The Composers' Specials in 1995, this purchase reflects less that 3/100 of 1% of the Company's revenues. The Company believes that the Daro purchase had no material impact on the Company's costs and revenues in 2001 and no significant comparison can be made to any other period. In light of the foregoing, the Company believes that the Daro purchase had no material impact on the Company's costs and revenues in 2001 and no significant comparison can be made to any other period. In light of the foregoing, the Company believes that this purchase was not material to its business.

Since the date of Daro's purchase, Iran has been identified by the United States Department as a terrorist-sponsoring state. As a result, Iran is subject to restrictions imposed by the United States Treasury Office of Foreign Assets Control ("OFAC"). Although the Company, by reason of being a Canadian corporation, is not subject to the OFAC restrictions, the Company will take into consideration that its reputation may suffer if it does business in Iran or any other terrorist-sponsoring state in the future. Any such association could have an adverse effect on the value of the Company's equity. The Company currently has no continuing business or business interests in Iran or any other terrorist-sponsoring state and does not foresee transacting business in any such terrorist-sponsoring state in the future.

Further, certain states of the United States have recently enacted legislation regarding investments by pension funds and other retirement systems in companies that have business activities or contacts with countries that have been identified as terrorist-sponsoring states and similar legislation may be pending in other states. As a result, in the event that the Company has business activities or contacts in or with a country identified by the United States government as a state sponsor of terrorism, pension funds and other retirement systems may be subject to reporting requirements with respect to investments in Devine Entertainment or may be subject to limits or prohibitions with respect to such investments that may adversely affect the value of the Company's equity. To date, the Company is unaware of any pension fund and other retirement system that has made a significant investment in the Company's equity.

OUTLOOK

As 2006 begins, the Company is optimistic about the successful commercial exploitation of Bailey's Billion$, which was released theatrically in the United States and Canada on August 5, 2005 and the growing sales of the Company's proprietary film library of completed television programs and recordings, for which revenues increased in 2005 by 64%.

The Company expects that the successful settlement and restructuring of the majority of the Company's debt and the successful financings completed in 2004 and 2005 will bring new opportunities for additional corporate and limited partnership financings in 2006 and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

The Company continues to move forward with a significantly improved balance sheet and the opportunity to attract new capital resources for its ongoing business objectives. While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth through 2006 and into the future.

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in the Note 20 to the financial statements.

Basis of Consolidation

In October 2005 the Company amalgamated its operation with its wholly owned subsidiaries.

The December 31, 2005 consolidated financial statements include the accounts of Devine Entertainment Corporation with Variable Interest Entities ("VIE"). The December 31, 2004 consolidated financial statements include Devine Entertainment Corporation, all its wholly owned subsidiaries and Verifiable Interest Entity.

Inventory

Inventory consists of finished products and is stated at the lower of cost and net realizable value

Revenue Recognition

Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collectibility of proceeds. Revenue from the sale of home videos and DVDs are recognized at the time of shipment. Amounts received and not recognized as revenue are recorded as deferred revenue.

Investment in Film, Television Programs and Recordings

Investment in film, television programs and recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of anticipated federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under SOP 00-2 exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

Projects in progress include the costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are added to investment in film, television programs, and recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. Projects in progress are written off at the earlier of the date determined not to be recoverable or when projects in progress are abandoned, and three years from the date of the initial investment.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated amortization.

Amortization is being provided for on the declining balance basis at the following annual rates.

                      Computer and editing equipment  - 30%

                      Furniture and fixtures          - 20%

Foreign Currency Translation

Monetary assets and liabilities denominated in currencies other than Canadian dollars are translated at year-end exchange rates. Revenue, expenses and film production costs are translated at the rates prevailing at the times of the transactions. The gains or losses resulting from these translations are reflected in the statements of operations.

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

Future Income Taxes

The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities for each temporary difference based on the tax rates which are expected to be in effect when the underlying items of income and expenses are expected to be realized. The effect of future income tax assets and liabilities of a change in the tax rates is included in income in the period that the rate changes.

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the year. The treasury stock method is used to calculate diluted earnings per share. Diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming that options and warrants with an average market price for the year greater than their exercise price are exercised and the proceeds used to repurchase common shares.

Measurements Uncertainty

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of deferred revenue related to future sales, amortization of Long-Lived Assets, valuation of stock compensation, recoverability of tax credits and estimation of future income tax assets and valuation allowances. Actual results could differ from these estimates.

These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Impairment of Long-Lived Assets

Long-Lived Assets, Including property and equipment, Investments in Films, Television programs and recording and deferred charges are reviewed for impairment when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exist when the carrying value of the assets is greater than the future undiscounted cash flows expected to be provided by the asset. The amount of impairment loss, if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash from the asset.

Deferred Revenue

Sales of rights and licences related to projects in progress are recorded as deferred revenue until revenue recognition parameters have been met.

Deferred  Charges

Deferred charges costs are being amortized using the straight-line method over a five year period.

Recent Accounting Pronouncements

i) Effective January 1, 2006 the Company will adopt a recent accounting pronouncement of the Financial Accounting Standards Board ("FASB"), issued SFAS No. 123R, "Share- Based Payments" ("SFAS 123R"), which requires companies to measure and recognize compensation expenses for all share based payments at a fair value. The Company does not expect the adoption of SFAS 123R to have a material impact on its financial consolidated statements.

ii) In May 2005 the FASB issued SFAS No.154, "Accounting Changes and Error Corrections" (SFAS 154"), which is providing guidance on the accounting for, and reporting of, accounting changes and error of corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB
      Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 is effective for accounting changes and corrections of error made in the period beginning after December 31, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or result of operations.

iii) Effective December 1, 2004, the Company was required to adopt the Canadian Institute of Chartered accountants' (CICA) Accounting Guideline 15(AcG-15), "Consolidation of Variable Interest Entities" ("VIP"). AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if controlled the entity through a controlling voting interest. AcG-15 requires a VIE to be consolidated by the company if that company is the primary beneficiary of that entity. In January 2003, the FASB issued Interpretation No.
      ("FIN") 46, "Consolidation of Variable Interest Entities", which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, the Company has included the results of operations of the Devine Limited Partnership (Note 13) in its consolidated operations.

iv) In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement". The section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

v) In January 2005, the CICA issued Handbook Section 3865, "Hedges". The Section provides alternative treatments to Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships", and the hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

vi) In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income". The section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

RECONCILIATION TO UNITED STATES GAAP

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      a) Under Canadian GAAP, the conversion feature on the convertible debentures is valued at $181,510 and has been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and has been classified as contributed surplus. Under U.S. GAAP, the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considers the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be classified as a liability. In addition, cumulative dividends are part of the liability for the shares.

      d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
            130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2005 and 2004, there were no other comprehensive income.

December 31, 2005                                   CDN GAAP          U.S. GAAP
-----------------                                   --------          ---------
Convertible debentures                             1,519,290          1,700,800

Contributed surplus                                1,007,376            541,063

Deficit                                            8,075,447          7,790,644

Other liabilities                                          0            494,673

Capital stock                                     12,240,095         11,745,422

Interest Expense                                      50,832             95,836

December 31, 2004
-----------------
Convertible debentures                             1,519,290          1,700,800

Contributed surplus                                1,051,886            585,573

Deficit                                            7,797,034          7,512,354

Other liabilities                                          0            494,673

Capital stock                                     11,703,437         11,208,887

Interest Expense (recovered)                         (30,371)           (30,248)

Impact of Newly Issued United States Accounting Standards

i) In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised), "Share-Based Payment," which establishes standards related to the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This revised standard also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of these equity instruments. SFAS No. 123 (revised) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard requires a public entity measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC amended the effective date to allow companies to implement this standard at the beginning of their next fiscal year beginning after June 15, 2005. Devine believes that this statement will not have a material impact on its consolidated statement of operations.

ii) In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

RISK AND UNCERTAINTIES

In evaluating the Company and its business, shareholders should consider carefully the following risk factors and uncertainties in addition to other information contained herein:

Risks Related to the Nature of the Entertainment Industry

The entertainment industry historically has involved a substantial degree of risk. Acceptance of entertainment programming represents a response not only to the programming's artistic components, but also to the review of critics, promotion by the distributor, the quality and acceptance of other competing
programs   released  into  the
marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public tastes generally and other intangible factors, all of which could change rapidly and cannot be predicted with certainty. There is a risk that some or all of the Company's programming will not be successful, possibly resulting in a portion of costs not being recouped or anticipated profits not being realized. While Devine continually endeavors to develop new programming, there can be no assurance that revenue from existing or future programming will replace a possible loss of revenue associated with the cancellation of any particular production.

Fluctuating Results of Operations

Results of operations for any period are significantly dependent on the number and timing of home video programs delivered or made available to various media. Consequently, the Company's results of operations may fluctuate materially from period to period and the results of any one period are not necessarily indicative of results for future periods. Cash flows may also fluctuate and are not necessarily closely correlated with revenue recognition. Results from operations fluctuate materially from quarter to quarter and the results for any one quarter are not necessarily indicative of results for future quarters.

Additional Financing

There is no assurance that additional financing will be available when required or if available that it could be obtained on favorable terms. This lack of additional financing will affect the Company's ability to continue with its contemplated plan of operations.

Competition

Substantially all of the Company's revenues are derived from the production and distribution of television and film programming. The business of producing and distributing film and home video programs is highly competitive. The Company faces intense competition from other producers and distributors, many of whom are substantially larger and have greater creative, financial, technical and marketing resources than the Company. The Company competes with other film and home video production companies for ideas and storylines created by third parties as well as for actors, directors and other personnel required for a production.

Government Incentive Programs

The Company attempts to defray a significant portion of the production costs of most of its programming by obtaining, prior to commencement of principal photography, advances and guarantees from distributors and licensees in exchange for distribution and broadcasting rights to the production and, in some cases, investments from third parties. In addition to fees from broadcasters, financial contributions by co-producers and presales of distribution rights, Canadian industry incentive programs represent a financing source for the Company's productions. There can be no assurance that individual incentive programs available to the Company will not be reduced, amended or eliminated.

International Operations

The Company's international operations depend, in part, on local economic conditions, currency fluctuations, changes in local regulatory requirements, compliance with a variety of foreign laws and regulations and cultural barriers. In addition, political instability in a foreign nation may adversely affect the ability of the Company to distribute its product in that country. As a result of the foregoing international risks, the Company's international operations may be adversely affected.

Importance of Management Estimates in Reported Revenues and Earnings

The Company makes numerous estimates as to its revenues and matching production and direct distribution expenses on a project-by-project basis. As a result of this accounting policy, earnings can widely fluctuate if management has not accurately forecast the revenue potential of a production.

Exchange Rates

The return to the Company from foreign commercial exploitations of its properties is customarily paid in U.S. currency and as such may be affected by fluctuations in the exchange rate of the U.S. dollar. Currency exchange rates are determined by market factors beyond the control of the Company and may vary substantially during the course of a production period. In addition, the ability of the Company to repatriate to Canada funds arising in connection with foreign exploitation of its properties may also be adversely affected by currency and exchange control regulations imposed by the country in which the production is exploited. At present, the Company is not aware of any existing currency or exchange control regulations in any country in which the Company currently contemplates exploiting its properties, which would have an adverse effect on the Company's ability to repatriate such funds.

Canadian Content and Ownership

Canadian conventional, specialty, pay and pay-per-view television services are required to devote a certain amount of their programming schedules, including prime time, to Canadian productions. In addition to scheduling requirements, such Canadian television services are typically required to invest in, or acquire, Canadian programs based on the nature of the particular service and financial performance. Under regulations and policies of the CRTC, a program will qualify as a Canadian production if, among other things, (i) it is produced by Canadians with the involvement of Canadians in principal functions, and (ii) a substantial portion of the budget is spent on Canadian elements. The Company believes it will continue to qualify as a Canadian producer for this purpose so long as, among other things, more than 50% of the combined voting power of its outstanding shares is beneficially owned by Canadian nationals. The Company cannot be certain of the total percentage of the Company's stock currently held in Canada because the Company has no way of determining the beneficial ownership of its outstanding Common Shares.

Proprietary Rights

To the extent practicable, the Company attempts to retain and protect all proprietary and intellectual property rights to its productions through international copyright laws and licensing and distribution arrangements with reputable international companies for specified territories and media for limited durations. Despite these precautions, existing copyright laws afford only limited practical protection in certain jurisdictions and, in fact, the Company operates in other jurisdictions in which there is no copyright protection. As a result, it may be possible for unauthorized third parties to copy and distribute the Company's productions or certain portions or applications of the Company's productions.
In addition, there can be no assurance that other companies will not independently develop and produce programs that are similar to or imitate those of the Company but legally circumvent the Company's intellectual property rights.

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of March 24, 2006 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 35,353,508
Series 1 preferred shares issued and outstanding: 494,550
Options: 3,180,000 outstanding options to purchase 3,180,000 common shares
Warrants: 4,877,450 outstanding to purchase 4,877,450 common shares
Debentures:  1,519,290 convertible into 3,301,600 common shares

ITEM 7. FINANCIAL STATEMENTS

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                                DECEMBER 31, 2005

                                    CONTENTS

                                                                     PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              I

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                  55

      Statement of Shareholders' Equity                              56

      Statement of Operations                                        57

      Statement of Cash Flows                                        58

      Notes to Financial Statements                                  59-86

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
DEVINE ENTERTAINMENT CORPORATION

We have audited the consolidated balance sheets of DEVINE ENTERTAINMENT CORPORATION as at December 31, 2005 and 2004 and the consolidated statements of shareholders' equity, operations and cash flows for years ended then. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at December 31, 2005 and 2004 and the consolidated results of its operations, changes in its shareholders' equity and its cash flows for years then ended in conformity with accounting principles generally accepted in Canada.

           COMMENTS BY AUDITORS ON U.S. - CANADA REPORTING DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the company's ability to continue as a going concern. Although our audit was conducted in accordance with both Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards, our report to the shareholders dated February 24, 2006 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when such uncertainties are adequately disclosed in the financial statements.


              /s/ Kraft, Berger, Grill, Schwartz, Cohen & March LLP

                KRAFT, BERGER, GRILL, SCHWARTZ, COHEN & MARCH LLP
                              Chartered Accountants

Toronto, Ontario
February 24, 2006

                        DEVINE ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2005
                         (expressed in Canadian dollars)

                                     ASSETS
                                                       2005             2004
                                                  ------------     ------------
Current
Cash                                              $    239,990     $    104,727
Accounts receivable                                    229,581          841,888
Inventory                                               88,140           26,013
Film tax credits receivable (Note 3)                        --          299,097
Prepaid and sundry assets                               26,312           42,066
                                                  ------------     ------------
                                                       584,023        1,313,791

Advances receivable (Note 4)                           494,550          494,550
Investment in film, television programs
  and recordings (Note 5)                            6,848,108        9,221,170
Deferred financing charges                                  --           36,123
Property and equipment (Note 6)                         23,872           31,727
                                                  ------------     ------------
                                                  $  7,950,553     $ 11,097,361
                                                  ============     ============

                                  LIABILITIES

Current
Accounts payable and accrued liabilities          $  1,259,239     $  1,041,147
Bank film production loan (Note 7)                          --          919,664
Current portion of Convertible
  Debentures (Note 8)                                1,519,290        1,519,290
Deferred revenue                                            --        2,658,971
                                                  ------------     ------------
                                                     2,778,529        6,139,072
                                                  ------------     ------------

                              SHAREHOLDERS' EQUITY

Capital stock (Note 14)                             12,240,095       11,703,437
Contributed surplus (Note 16)                        1,007,376        1,051,886
Deficit                                             (8,075,447)      (7,797,034)
                                                  ------------     ------------
                                                     5,172,024        4,958,289
                                                  ------------     ------------
                                                  $  7,950,553     $ 11,097,361
                                                  ============     ============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

          [signed]        Director                [signed]        Director
--------------------------              --------------------------
        David Devine                           Richard Mozer

                        DEVINE ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                                          Stock                          Contributed
                                   Common Shares           Warrants      Options       Preferred Shares    Surplus        Deficit
                              ------------------------    ----------    ----------    -----------------  -----------    -----------
                                   #            $             #             #            #         $          $             $
                                                                                                          (Note 16)
BALANCE,
December 31, 2003             14,261,838     9,393,316       550,000            --         --        --      466,313    (12,095,951)

ISSUED
- on settlement
   of bank loans                 100,000        10,000            --            --         --        --           --             --
- on settlement
   of long-term
   debt                        2,042,054       204,205     1,830,000            --         --        --       18,300             --
- pursuant to
   private placement           1,100,000       121,000       866,616            --         --        --       99,000             --
- pursuant to
   private placement           5,160,000       464,400     2,580,000            --         --        --       51,600             --
- for cash consideration         100,000        10,000            --            --         --        --           --             --
- on settlement of
   advances from
   related parties             4,717,082       471,708            --            --         --        --           --             --
- on settlements of
   accounts payable and
   accruals                    4,022,918       461,569            --            --         --        --      371,823             --
- Less: share issuance
   costs                              --       (28,111)           --            --         --        --           --             --
- on conversion of
   warrants                      366,666        55,000      (366,666)           --         --        --      (55,000)            --
- issued to Devine
   Limited Partnership           380,450       351,800            --            --    494,550   494,550           --             --
- tax benefits utilized
   by limited
   partnership                        --      (306,000)           --            --         --        --           --             --
- on issuance of stock
   options                            --            --            --     3,440,000         --        --       99,850             --

NET INCOME                            --            --            --            --         --        --           --      4,298,917
                              -----------------------------------------------------------------------------------------------------

BALANCE,
December 31, 2004             32,251,008    11,208,887     5,459,950     3,440,000    494,550   494,550    1,051,886     (7,797,034)
- on conversion of
   warrants                    2,547,500       433,450    (2,547,500)           --         --        --      (50,950)            --
- on issuance of step
   up warrants                        --       (10,190)    2,547,500            --         --        --       10,190             --
- on exercise
   of stock options              125,000        16,250            --      (125,000)        --        --       (3,750)            --
- on settlement for
   services rendered
   and accounts payable          430,000        97,148            --            --         --        --           --             --
- expired
   options/warrants                   --            --      (582,500)     (135,000)        --        --           --             --
- dividend distribution                                                                                                     (45,004)
NET LOSS                                                                                                                   (233,409)
                              -----------------------------------------------------------------------------------------------------
BALANCE
December 31, 2005             35,353,508    11,745,545     4,877,450     3,180,000    494,550   494,550    1,007,376     (8,075,447)
                              =====================================================================================================

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                     2005              2004
                                                 ------------      ------------

REVENUE                                          $  4,019,745      $  3,809,235
                                                 ------------      ------------


EXPENSES (Income)
  Operating                                           851,018           701,996
  Amortization - film, television
                 programs and
                 recordings                         3,325,049         2,076,357
               - equipment                              7,855             7,955
  Stock-based compensation                             18,400            99,850
  Interest (recovered) (Note 9)                        50,832           (30,371)
  Write-down of investment in film,
    television programs and
    recordings (Note 5)                                    --         1,000,000
  Gain on settlement of debt (Note 10)                     --        (4,039,825)
                                                 ------------      ------------

                                                    4,253,154          (184,038)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                    (233,409)        3,993,273

INCOME TAXES (RECOVERED) (Note 11)                         --          (305,644)
                                                 ------------      ------------

NET INCOME (LOSS) FOR THE YEAR                   $   (233,409)     $  4,298,917
                                                 ============      ============

EARNINGS PER COMMON SHARE (Note 15)

Basic                                            $      (0.01)     $       0.22
                                                 ============      ============

Fully Diluted                                    $      (0.01)     $       0.22
                                                 ============      ============

THE WEIGHTED AVERAGE SHARES

    -BASIC                                         34,649,419        19,223,507

    -FULLY DILUTED                                 34,649,419        19,365,367

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                         2005           2004
                                                     -----------    -----------
OPERATING ACTIVITIES
  Net income (loss) for the year                     $  (233,409)   $ 4,298,917
  Gain on settlement of debt                                  --     (4,039,825)
  Stock-based compensation                                18,400         99,850
  Amortization - film, television programs
                 and recordings                        3,325,049      2,076,357
               - property and equipment                    7,855          7,955
               - financing charges                        36,123         31,960
  Write-down of investment in film, television
    programs and recordings                                   --      1,000,000
  Change in non-cash components of working
    capital (Note 18)                                 (1,497,100)    (3,045,288)
                                                     -----------    -----------
                                                       1,656,918        429,926
                                                     -----------    -----------
FINANCING ACTIVITIES
  Decrease in bank loans                                (919,664)    (1,359,721)
  Decrease in long term debt                                  --       (445,000)
  Issuance of shares and warrants                             --        746,000
  Issuance of shares on conversion of warrants           382,500             --
  Issuance of shares on exercise of options               12,500             --
  Payment of share issuance costs                             --        (28,111)
  Funds received from Limited Partnership                     --        846,350
  Preferred share dividends paid                         (45,004)            --
                                                     -----------    -----------
                                                        (569,668)      (240,482)
                                                     -----------    -----------
INVESTING ACTIVITIES
  Investment in film, television programs
    and recordings                                      (951,987)      (314,998)
  Purchase of property and equipment                          --        (17,600)
  Increase in advances receivable                             --       (494,550)
                                                     -----------    -----------

                                                        (951,987)      (827,148)
                                                     -----------    -----------

CHANGE IN CASH                                           135,263       (637,704)

CASH, BEGINNING OF YEAR                                  104,727        742,431
                                                     -----------    -----------

CASH, END OF YEAR                                    $   239,990    $   104,727
                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $    21,171    $    40,844
                                                     ===========    ===========
Income taxes paid                                    $        --    $       356
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

1.    NATURE OF BUSINESS AND GOING CONCERN

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in Note 20 to the financial statements.

      (a)   Basis of Consolidation

            In October 2005 the Company amalgamated its operation with its wholly owned subsidiaries.

            The December 31, 2005 consolidated financial statements include the accounts of Devine Entertainment Corporation with Variable Interest Entities ("VIE"). The December 31, 2004 consolidated financial statements includes Devine Entertainment Corporation and all of its wholly-owned subsidiaries and Variable Interest Entity.

      (b)   Inventory

            Inventory consists of finished goods and is stated at the lower of cost and net realizable value.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (c)   Revenue Recognition

            Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collectibility of proceeds. Revenue from the sale of home videos and DVDs are recognized at the time of shipment. Amounts received and not recognized as revenue are recorded as deferred revenue.

      (d)   Investment in Film, Television Programs and Recordings

            Investment in film, television programs and recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of anticipated federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under SOP 00-2 exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

            Projects in progress include the costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are added to investment in film, television programs, and recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. Projects in progress are written off at the earlier of the date determined not to be recoverable or when projects in progress are abandoned, and three years from the date of the initial investment.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (e)   Property and Equipment

            Property and equipment are recorded at cost less accumulated amortization. Amortization is being provided for on the declining balance basis at the following annual rates.

                      Computer and editing equipment  - 30%
                      Furniture and fixtures          - 20%

      (f)   Foreign Currency Translation

            Monetary assets and liabilities denominated in currencies other than Canadian dollars are translated at year-end exchange rates. Revenue, expenses and film production costs are translated at the rates prevailing at the times of the transactions. The gains or losses resulting from these translations are reflected in the statements of operations.

      (g)   Government and Other Assistance

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

      (h)   Stock-Based Compensation

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (i)   Future Income Taxes

            The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities for each temporary difference based on the tax rates which are expected to be in effect when the underlying items of income and expenses are expected to be realized. The effect of future income tax assets and liabilities of a change in the tax rates is included in income in the period that the rate changes.

      (j)   Earnings Per Share

            Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the year. The treasury stock method is used to calculate diluted earnings per share. Diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming that options and warrants with an average market price for the year greater than their exercise price are exercised and the proceeds used to repurchase common shares.

      (k)   Measurements Uncertainty

            The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of ultimate revenue related to future sales, amortization of Long-Lived Assets, valuation of stock compensation, recoverability of tax credits and estimation of future income tax assets and valuation allowances. Actual results could differ from these estimates.

            These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (l)   Impairment of Long-Lived Assets

            Long-Lived Assets, Including property and equipment, Investments in Films, Television programs and recordings are reviewed for impairment when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the assets is greater than the future undiscounted cash flows expected to be provided by the asset. The amount of impairment loss, if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash from the asset.

      (m)   Deferred revenue

            Sales of rights and licences related to projects in progress are recorded as deferred revenue until revenue recognition parameters have been met.

      (n)   Deferred charges

            Deferred financing fees are being amortized using the straight-line method over a five year period.

      (o)   Recent Accounting Pronouncements

                  (i) In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154), which is providing guidance on the accounting for, and reporting of, accounting changes and error corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 is effective for accounting changes and corrections of error made in the period beginning after December 31, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

      (o)   Recent Accounting Pronouncements (Continued)

                  (ii) Effective December 1, 2004, the Company was required to adopt the Canadian Institute of Chartered accountants'
                        (CICA) Accounting Guideline 15(AcG-15), "Consolidation of Variable Interest Entities" ("VIE"). AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if controlled the entity through a controlling
                        voting   interest.   AcG-15   requires   a  VIE   to  be
                        consolidated by the company if that company is the primary beneficiary of that entity. In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities", which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, the Company has included the results of operations of the Devine Entertainment Limited Partnership (Note 13) in its consolidated operations.

                  (iv) In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement". The section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

                  (v) In January 2005, the CICA issued Handbook Section 3865, "Hedges". The Section provides alternative treatments to
                        Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships", and the
                        hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

      (o)   Recent Accounting Pronouncements (Continued)

                  (vi) In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income". The section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

3.    FILM TAX CREDITS RECEIVABLE

      Tax credits receivable are federal and provincial refundable tax credits related to specific film productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at December 31, 2004, the Company had received a partial refund of $1,555,033 from the federal and provincial government. The provincial government has fully completed their review of the tax credit and a balance amounting to $323,097 was received during the year ended December 31, 2005.

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bears interest at 6.5% per annum and are due December 16, 2014. Note 18 (a).

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                           2005                           2004
                                                                           ----                           ----
                                                                       Accumulated
                                                          Cost         Amortization          Net           Net
                                                          ----         ------------          ---           ---

      Completed television programs and recordings    $ 16,015,097     $ 14,292,054     $ 1,723,043    $ 3,096,399
      Completed Motion picture - Bailey's Billions       6,969,564        3,728,345       3,241,219      5,221,216
      Projects in progress                               1,883,846          --            1,883,846        903,555
                                                      ------------     ------------     -----------    -----------
                                                      $ 24,868,507     $ 18,020,399     $ 6,848,108    $ 9,221,170
                                                      ============     ============     ===========    ===========

      Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company reduced the carrying value of its completed film, television programs and recordings by $NIL (2004 - $1,000,000).

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (Continued)

      The Company expects to amortize approximately $770,000 for completed television programs and recordings costs and $353,000 for completed motion picture costs during the next fiscal year.

      The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

      As at December 2011 over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

6.    PROPERTY AND EQUIPMENT

                                                   2005                   2004
                                                   ----                   ----
                                               Accumulated
                                       Cost    Amortization      Net       Net
                                       ----    ------------      ---       ---

Computer and editing equipment      $177,922      $160,112     $17,810   $24,284
Furniture and fixtures                58,193        52,131       6,062     7,443
                                    --------      --------     -------   -------
                                    $236,115      $212,243     $23,872   $31,727
                                    ========      ========     =======   =======

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

7.    BANK FILM PRODUCTION LOAN

      Term loan bearing  interest at a fluctuating        2005          2004
      per annum  rate equal to 1.25% plus the Base        ----          ----
      Rate  of the  Comerica  Bank,  repayable  on
      November  30,  2004,  secured  by a  general
      security agreement against all the assets of
      one of the 100% owned subsidiaries of Devine
      Entertainment  Corporation.  On December 10,
      2004 the loan was extended to April 4, 2005.
      This loan was used for the  financing of the     $       --   $   919,664
      motion picture "Bailey's Billion$". The loan     ==========   ===========
      was repaid on May 24, 2005.

      Interest on the above term loan and other term loans in 2004 totalled $18,423 (2004 - $63,313).

8.    CONVERTIBLE DEBENTURES

         Principal                                        2005          2004
         ---------                                        ----          ----
           Issued
         - February 1996 (i)                          $    75,000   $    75,000

      - December 2000 (ii)                                550,000       550,000
           - December 2000 (iii)                          835,800       835,800
           - Capitalized interest (iv)                    240,000       240,000
                                                      -----------   ------------

                                                        1,700,800     1,700,800
         Less - equity component                         (181,510)     (181,510)
                                                      -----------   ------------
                                                      $ 1,519,290   $ 1,519,290
                                                      ===========   ============

                  (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

                        Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at December 31, 2005, there remains an outstanding balance of $75,000 plus $37,500 (December 31, 2004 -
                        $30,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

8.    CONVERTIBLE DEBENTURES (Continued)

                        holders  and expects  that the  Company  will be able to
                        settle  the   debentures   in  the   normal   course  of
                        operations.

                  (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at December 31, 2005 the Company is in default of an outstanding balance of $165,463 (December 31, 2004 - $107,713) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                  (iii) On December 19, 2000, the Company  obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at December 31, 2005, there remains an outstanding balance of $249,328 (December 31, 2004 - $161,569) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                  (iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 8(ii) and 8(iii) and as on the related debentures. As at December 31, 2005 there is an outstanding amount of $37,800 (December 31, 2004 - $12,600) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

9.    INTEREST EXPENSE (RECOVERED)                        2005          2004
                                                       ----------    ----------

      Interest on convertible debentures               $  214,332    $  215,547
      Bank film production loan                            18,629        63,313
                                                       ----------    ----------
                                                          232,961       278,860
      Interest income                                     (39,208)      (20,562)
      Adjustment to prior period estimates                  --         (164,076)
                                                       ----------    ----------
                                                          193,753        94,222
      Less: amounts capitalized to projects              (142,921)     (124,593)
                                                       ----------    ----------
                                                       $   50,832    $  (30,371)
                                                       ==========    ===========

10.   GAIN ON SETTLEMENT OF DEBT

      During the year ended December 31, 2004, the Company settled certain bank film production loans which resulted in an overall gain of $4,039,825.

11.   INCOME TAXES

                                                             2005        2004
                                                             ----        ----

      Current                                               $  --    $      356
      Future recovery                                       $  --      (306,000)
                                                            -----    -----------
                                                            $  --    $ (305,644)
                                                            =====    ===========

      (a) The following table sets forth reconciliation between prescribed tax rates and the effective tax rate for the Company's total income expense in each of the years presented in the consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

11.   INCOME TAXES (Continued)

                                                           2005          2004
                                                           ----          ----

      Income tax (recovery) based on combined
      Statutory income tax rates                        $ (85,000)  $ 1,442,000
      Expenses renounced to Variable Interest Entities    491,000       305,500
      Non-deductible items                                     --        17,356
      Recognition of tax benefits as a result of
      utilization of tax loss carryforward               (406,000)   (2,070,500)
                                                        ---------    ----------
                                                        $      --   $  (305,644)
                                                        =========   ===========

      (b)   Future tax assets

                                                          2005           2004
                                                          ----           ----

      Net operating loss carryforward                $ 2,805,000    $ 3,300,000
      Investment in film, television programs
      and recordings                                     295,000        120,000
                                                     -----------    -----------
                                                       3,100,000      3,420,000
                                                     -----------    -----------
      Valuation allowance                             (3,100,000)    (3,420,000)
                                                     -----------    -----------
      Net Future Tax Assets                          $        --    $       --
                                                     ===========    ===========

      In assessing the realizability of future assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      The valuation allowance was provided against the net future tax assets at December 31, 2005 and 2004 due to uncertainties as to their ultimate realization.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

11.   INCOME TAXES (Continued)

            (c)   Tax Loss Carryforwards

                           2007                                          421,000
                           2008                                        3,105,000
                           2009                                        1,390,000
                           2010                                          950,000
                           2014                                        1,898,000
                                                                     -----------
                                                                     $ 7,764,000
                                                                     ===========

12.   FINANCIAL INSTRUMENTS

      Fair values approximate amounts at which financial instruments could be exchanged between willing parties, based on current markets for instruments of the same risk, principal and remaining maturities. Fair values are based on estimates using valuation techniques, which are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows, which reflect varying degrees of risk.

      Therefore, due to the use of subjective judgement and uncertainties, the aggregate fair value amount should not be interpreted as being realizable in an immediate settlement of the instruments.

      (i)   Fair Value

            The carrying values of cash, accounts receivable, film tax credits receivable, bank loans, convertible debenture issued in February 1996 (Note 8(i) and accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The carrying value of Advances Receivable approximates their fair value because the interest rate is at market rate.

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at December 31, 2005 and 2004. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

12.   FINANCIAL INSTRUMENTS (Continued)

      (ii)  Credit Risk

            The Company's accounts receivable are subject to credit risk. The Company continually monitors its positions with and credit quality of the organizations, which are counterpart to its accounts receivable and does not anticipate non-performance. The majority of the accounts receivable are amounts due from sales of foreign distribution rights and a limited number of licenses and distributors of video cassettes and DVDs.

      (iii) Currency Risk

            The Company is subject to currency risk through its activities in the United States and other countries. Unfavourable changes in the exchange rate may affect the operating results of the Company.

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. On the Comerica bank loan there was a hedged rate of 1.3158 in which the Company's Canadian repayments were exchanged at. There were no forward exchange contracts outstanding at December 31, 2005 and 2004.

13.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                        2006                                   $ 27,000
                        2007                                     28,000
                        2008                                     29,000
                        2009                                     13,000
                                                               --------
                                                               $ 97,000

      (b)   The  Company  has  employment   agreements  with  various  principal
            officers and employees. The agreements provide for minimum salary levels.

      (c) The Company has entered into contractual agreements for creative talent related to future film production.

      (d) The purchasers of the copyright interest are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price of $2,477,500 up to 42%. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

13.   COMMITMENTS AND CONTINGENCIES (Continued)

      (e) The distributors of the film are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price in the amount of $2,908,971. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

      (f) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

14.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" shares 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares                          Number     $ Amount
                                                          ----------   ---------
            Balance, December 31, 2003                    14,261,838   9,393,316

            Common shares issued                          17,989,170   1,815,571
                                                          ----------   ---------

            Balance, December 31, 2004                    32,251,008  11,208,887

            Common shares issued for services rendered        80,000      18,400

            Common shares issued on conversion
            of warrants                                    2,547,500     423,260

            Common shares issued for settlement
            of payables                                      350,000      78,748

            Common shares issued on exercise
            of stock options                                 125,000      16,250
                                                          ----------   ---------

            Balance, December 31, 2005                    35,353,508  11,745,545
                                                          ==========  ==========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (Continued)

            (i) In January 2005, the Company issued 80,000 common shares for services rendered, valued at $18,400.

            (ii)  In February  2005, the Company issued 125,000 common shares to
                  employees  who  exercised   their  stock  options,   for  cash
                  consideration of $12,500.

            (iii) On or before April 7, 2005,  2,547,500 warrants were exercised at a price of $0.15 per unit for cash consideration of $382,125.

            (iv) In May of 2005, the Company issued 350,000 common shares to settle accounts payable for professional fees in the amount of $78,748

            (v) On June 30, 2004, the Company issued 1,100,000 units, each unit consisting of 1 common share, 0.4545 a series A warrant and 1/3 of a series B warrant at $0.20 per unit.

            (vi) Each whole series A warrant is exercisable at any time until June 30, 2006 into one common share at an exercise price ranging from $0.15 to $0.20 per common share, depending on trading price of shares.

            (vii) Each whole series B warrant shall be  automatically  exercised on December 31, 2004 into one common share for no additional consideration, but shall expire unexercised if the volume weighted average trading price of the common share is equal to or greater than $0.50 per share during a period of ten consecutive trading days ending prior to December 31, 2004. These series B warrants were converted into 366,666 common shares on December 31, 2004, since the volume weighted average trading price of the common share was less than $0.50 per shares during the period of ten consecutive trading days ending prior to December 31, 2004.

            (viii) On April 7, 2004, the Company issued  5,160,000  units,  each consisting of one common share and one-half purchase warrant at $0.10 per unit. Corporations controlled by certain officers subscribed for 1,000,000 of the above units.

            (ix) Each warrant is exercisable, at any time prior to April 7, 2005, to acquire one common share and one common share purchase warrant (a "step-up warrant") at an exercise price of $0.15 per unit. Each step-up warrant will be exercisable, at any time on or prior to April 7, 2006, to acquire a common share at an exercise price of $0.30.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (Continued)

            (x) On June 29, 2004, the Company issued 2,042,054 common shares, valued at $204,206 on the settlement of long-term debt (Note 10(b)).

            (xi) On April 5, 2004, the Company issued 100,000 common shares, valued at $10,000 as part of settlement of bank loans (Note
                  9).

            (xii) On May 26, 2004 the Company  issued  100,000 common shares for cash consideration of $10,000.

            (xiii) On  September   2004,   the  advances,   of  $471,708,   from
                  corporations controlled by certain officers were settled by an issuance of 4,717,082 common shares of the Company at $0.10 per share.

            (xiv) During  the year the  Company  settled  accounts  payable  and accrued liabilities for 4,022,918 common shares for prices ranging from $0.10 per share to $0.22 per share.

      (c)   Issued - Series 1 preferred shares                 Number   $ Amount
                                                               -------  --------
            Balance, December 31, 2004 and December 31, 2005   494,550   494,550
                                                               =======   =======

      The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. During the year the Company paid dividends totalling $45,004. As of December 31, 2005 and 2004 dividends in arrears amounted to $123.

      (d)   Stock Option Plan

      Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (Continued)

      (c)   Stock Option Plan (Continued)

      The outstanding and exercisable stock options are as follows:

                                                                                                             Weighted
                                                                                                              Average
                                                                          Number           Allocated         Exercise
            Outstanding and Exercisable                                 of Options           Value             Price
            ---------------------------------------------------------------------------------------------------------
            Balance, December 31, 2003                                   1,927,000             --               0.41
                Issued                                                   3,440,000           99,850             0.10
                Expired                                                   (570,000)            --               0.50
                Cancelled                                               (1,357,000)            --               0.37
                                                                         ---------           ------             ----

            Balance, December 31, 2004                                   3,440,000           99,850             0.10
                Exercised                                                 (125,000)          (3,750)            0.10
                Expired                                                   (135,000)             --              0.15
                                                                         ---------           ------             ----

            Balance, December 31, 2005                                   3,180,000           96,100             0.10
                                                                         =========           ======             ====

            On June 25, 2004 the Company granted stock options as follows:

                                                 Number      Exercise    Outstanding and    Weighted Average
            Expiry Date        Grant Date      of Options      Price        Exercisable       Remaining Life
            ---------------------------------------------------------------------------------------------------------
            June 25, 2005     June 25, 2004       135,000        0.10             --                --
            June 25, 2006     June 25, 2004       180,000        0.10           180,000            0.50
            June 25, 2009     June 25, 2004     3,125,000        0.10         3,000,000            3.50
                                                ---------                     ---------            ----

                                                3,440,000                     3,180,000            3.34
                                                =========                     =========            ====

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Issue date                              June 25, 2004       June 25, 2004       June 25, 2004
            Number of options                          3,125,000           180,000             135,000
            Expected life                                5 years           2 years              1 year
            Price volatility                                 50%               50%                 50%
            Dividend yield                                    --                --                  --
            Risk-free interest rate of return                 5%                5%                  5%
            Amount recorded                              $93,750            $6,000                $100

            The Company did not grant any options during the year ended December 31, 2005.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollar)

14.   CAPITAL STOCK (Continued)

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

            Outstanding and Exercisable                            of Warrants          Value              Price
            ----------------------------------------------------------------------------------------------------
            Balance, December 31, 2003                                 550,000            --                0.50

              Issued on private placement                              499,950          44,000       0.15 - 0.20
              Issued on private placement                              366,666          55,000                --
              Issued pursuant to debt settlement                     1,830,000          18,300              0.50
              Issued on private placement                            2,580,000          51,600              0.15
              Converted to common shares                              (366,666)        (55,000)               --
                                                                     ---------          ------      ------------

            Balance, December 31, 2004                               5,459,950         113,900              0.37

               Converted to common shares                           (2,547,500)        (50,950)             0.15
               Issuance of step up warrants                          2,547,500          10,190              0.30
               Expired                                                (582,500)           --                0.48
                                                                     ---------          ------      ------------

                  Balance, December 31, 2005                         4,877,450          73,140      $       0.36
                                                                     =========          ======      ============

            The Company has granted warrants as follows:

                                                        Number         Exercise          Outstanding      Weighted Average
Expiry Date                      Grant Date          of Warrants         Price         and Exercisable     Remaining Life
--------------------------------------------------------------------------------------------------------------------------
April 7, 2005                    April 7, 2004        2,580,000           0.15                --                  --
December 31, 2005            December 31, 2000          550,000           0.50                --                  --
September 26, 2006               June 30, 2004          499,950           0.15 - 0.20        499,950             0.72
February 26, 2007                June 30, 2004        1,830,000           0.50             1,830,000             0.27
April 7, 2006                    April 7, 2005        2,547,500           0.30             2,547,500             1.17
                                                      ---------                            ---------             ----

                                                      8,007,450                            4,877,450             0.65
                                                      =========                            =========             ====

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                              April 7, 2004             June 30, 2004            June 30, 2004
            Number of warrants                          2,580,000                 1,830,000             (i)  866,616
            Expected life                                  1 year                2.67 years                  2 years
            Price volatility                                  40%                       60%                      50%
            Dividend yield                                     --                        --                       --
            Risk-free interest rate of return                  5%                        5%                       5%

            Amount  recorded                              $51,600                   $18,300                  $99,000

(i) Of the 866,616 warrants issued 366,666 have been converted and 499,950 are outstanding and exercisable.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (Continued)

      (e)   Warrants (Continued)

            The Company granted 2,547,500 step up warrants on April 7, 2005 to holders of previously issued warrants upon conversion to common shares.

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                              April 7, 2005
            Number of warrants                          2,547,500
            Expected life                                  1 year
            Price volatility                                  30%
            Dividend yield                                     --
            Risk-free interest rate of return                  5%

            Amount recorded                               $10,190

15.   EARNINGS PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those years.

            Year                                                                                       Outstanding
            ----                                                                                       -----------
            2004                                                                                        32,251,008
            2005  (Note 14)                                                                             35,353,508

                                                                                           2005               2004
            Numerator:                                                             ------------       ------------
            ----------
            Net income (loss) as reported for basic EPS                            $   (233,409)      $  4,298,917
            Less: Preferred share dividends paid and in arrears                         (45,004)               123
                                                                                   ------------       ------------

            Net Income (Loss)                                                      $   (278,413)      $  4,298,794
                                                                                   ------------       ------------
            Denominator:
            ------------
            Weighted average shares for basic EPS                                    34,649,419         19,223,507
                                                                                   ============       ============

            Basic diluted Income (loss) per share                                  $      (0.01)      $       0.22
                                                                                   ------------       ------------

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

15.   EARNINGS PER COMMON SHARE (Continued)

      (b) Fully Diluted: The Company follows CICA Handbook Section 3500, "Earnings per Share", effective January 31, 2003. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the years ended December 31, 2005 and 2004 the assumed exercise of outstanding stock options and warrants would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented in the consolidated financial statements.

                                                                                            2005           2004
                                                                                   -------------   ------------
            Numerator:
            ----------
            Net income (loss) as reported for basic EPS                            $   (233,409)   $  4,298,917
            Less: Preferred share dividends paid and in arrears                         (45,004)            123
                                                                                   ------------    ------------

            Net Income (loss)                                                      $   (278,413)   $  4,298,794
                                                                                   ------------    ------------

            Denominator:
            ------------
            Weighted average shares for basic EPS                                    34,649,419      19,223,507
            Effect of dilutive securities:
                Stock options                                                                --         141,860

                Warrants                                                                     --              --
                                                                                   ------------    ------------
      Adjusted weighted average shares and assumed
            conversions for dilutive EPS                                             34,649,419      19,365,367
                                                                                   ============    ============

            Fully diluted income (loss) per share                                  $      (0.01)   $       0.22
                                                                                   ============    ============

      (c) Anti-dilutive: Options to purchase 3,180,000 and nil common shares and warrants of 4,877,450 and 5,459,950 for the years ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2005 and the option and warrant exercise prices were greater than the average market price of the common shares in 2004.

16.   CONTRIBUTED SURPLUS

      Balance, December 31, 2004                            $ 1,051,886
      Less:  Stock Options exercised                             (3,750)
      Less:  Warrants converted into common shares              (50,950)
      Add:    Step up warrants issued                            10,190
                                                            -----------
                                                            $ 1,007,376

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

16.   CONTRIBUTED SURPLUS (Continued)                     2005           2004
                                                      -----------    -----------
      Settlement of debt instruments                  $   656,626    $   656,626
      Equity portion of long-term debt                    181,510        181,510
      Stock Options(Note 14(d))                            96,100         99,850
      Warrants (Note 14(e))                                73,140        113,900
                                                      -----------    -----------

                                                      $ 1,007,376    $ 1,051,886
                                                      ===========    ===========

      (a) On September 30, 2004, amounts due to corporations controlled by certain officers, in the amount of $280,325, were settled for 282,918 common shares of the Company at $0.10 per share. The $0.10 per share cost was determined by using the trading value of the shares as of the date of issuance. A gain of $252,033 was recorded as contributed surplus.

      (b) On September 30, 2004, amounts due to a corporation controlled by certain officers, in the amount of $119,790, were forgiven for no compensation. This forgiveness has been recorded as contributed surplus

17.   RELATED PARTY TRANSACTIONS

      a. On September 30, 2004, the advances, of $471,708, from corporations controlled by certain officers were settled by an issuance of 4,717,082 common shares of the Company at $0.10 per share. The $0.10 per share cost was determined by using the trading value of the shares as of the date of issuance. These advances were non-interest bearing and due on demand.

      b. On September 30, 2004, amounts due to corporations controlled by certain officers, in the amount of $280,325, were settled for 282,918 common shares of

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

17.   RELATED PARTY TRANSACTIONS (Continued)

      c. the Company at $0.10 per share. The $0.10 per share cost was determined by using the trading value of the shares as of the date of issuance. A gain of $252,033 was recorded as contributed surplus (Note 16).

      d.    During the year ended  December 31, 2005 $337,417  (2004 - $493,837)
            of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. Additionally, $Nil (2004 - $30,000) were paid (by issuance of 300,000 common shares) to the same corporations for bridge financing provided in connection with Bailey's project. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which the management believes reflect prevailing market rates. Included in accounts payable and accrued liabilities at December 31, 2005 was $32,477 (2004 - $Nil).

      e. On September 30, 2004, amounts due to a corporation controlled by certain officers, in the amount of $119,790, were forgiven for no compensation. This forgiveness has been recorded as contributed surplus (Note 16).

      f. During the year ended December 31, 2004, corporations controlled by certain officers subscribed for 1,000,000 units of the Company (Note
            14).

      In total, during the year ended December 31, 2004, related parties were issued 6,300,000 common shares of the Company.

18.   VARIABLE INTEREST ENTITIES

      a) During the year ended December 31, 2004, the Company entered into a services agreement with Devine Entertainment Limited Partnership ("DELP"). Under the terms of the agreement, the DELP will incur certain expenses, until December 31, 2004, relating to the following services required in connection with the conduct of business of the Company:

            o     Labour, employment and all other "direct" services;

            o Marketing services, including production and placement of all required advertising;

            o The incurring of other operating expenses, excluding payments for the purchase of real property,

            o     Administrative services

            o Certain development services required in connection with new projects of the business

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

18.   VARIABLE INTEREST ENTITIES (Continued)

      In return, DELP is entitled to royalty payments equal to 0.8% of gross revenue of the Company for calendar years from 2004 to 2014, payable 60 days after the completion of each calendar year in connection with the expenses incurred during such year.

      Under the terms of the services agreement, the 2004 DELP advanced $846,350 to the Company for the 2004 services, which was originally accounted for as royalty interest payable. Included in the $846,350 was $494,550 which was initially loaned from the Company to an unrelated company (Note 5), which subsequently loaned these funds to the limited partners.

      DELP was also granted the right and option to exchange its rights (including the 2004 royalties) under the services agreement, at anytime until December 31, 2004, for 380,450 common shares and 494,550 preferred shares of the Company.

      On December 22, 2004, DELP exercised its right under the services agreement and the royalty interest payable was reclassified to capital stock.

      b) During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF")., which to date has not been finalized. Under the terms of the agreement, the Partnership incurred certain expenses, until December 31, 2005, relating to the following services required in connection with the conduct of business of the Company.

            o     Labour, employment and all other "direct services;

            o Marketing services, including production and placement of all required advertising;

            o The incurring of other operating expenses, excluding payments for the purchase of real property,

            o     Administrative services;

            o Certain development services required in connection with new projects of the business

      In return, QCF would be entitled to a royalty equal to a percentage of gross revenue of the Company in connection with the expenses incurred during such year.

      The accounts of these variable interest entities have been included in these consolidated financial statements of the Company.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

18.   VARIABLE INTEREST ENTITIES (Continued)

      c) In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFLLP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $6.8 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with DEFLLP in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

19.   CHANGE IN NON-CASH WORKING CAPITAL AND SUPPLEMENTAL INFORMATION

                                                        2005           2004
                                                    ------------   ------------
      Accounts receivable                           $    612,307   $   (642,017)
      Film tax credits receivable                        299,097       (299,097)
      Inventory                                          (62,127)       (26,013)
      Prepaid and sundry assets                           15,754        125,629
      Accounts payable and accrued liabilities           296,840       (164,040)
      Deferred revenue                                (2,658,971)    (2,039,750)
                                                    ------------   ------------

                                                   $  (1,497,100)  $ (3,045,288)
                                                   =============   ============

The supplemental cash flow information are as follows:          2005      2004
                                                                ----      ----
  Non-cash transactions
     Settlement of long-term debt by share issuance           $    --   $204,206
     Accrued interest converted to long-term debt principal        --    240,000
     Settlement of accounts payable by share issuance          78,748    461,569
     Settlement of loans from related parties by
       share issuance                                              --    471,708

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

20.   SEGMENTED INFORMATION

      The Company is considered to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                                          2005           2004
                                                       ---------      ---------
                                                            $              $
      Revenue
             Canada                                      446,000      2,768,000
             United States                               591,000        326,000
             United Kingdom                            2,659,000           --
             France                                       99,000        287,000
             Europe - Other                                --           305,000
             Other foreign                               225,000        123,000
                                                       ---------      ---------

                                                       4,020,000      3,809,000
                                                       =========      =========

21.   RECONCILIATION TO UNITED STATES GAAP

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 8), is valued at $181,510 and had been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of a the new convertible debentures were valued at $284,803 and had been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      (c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be classified as a liability. In addition, cumulative dividends are part of the liability for the shares.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (Continued)

      (d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
            130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2005 and 2004, there were no other comprehensive income.

            December 31, 2005                        CDN GAAP        U.S. GAAP
            -----------------                        --------        ---------

            Convertible Debentures                   1,519,290       1,700,800

            Contributed Surplus                      1,007,376         541,063

            Deficit                                  8,075,447       7,790,644

            Other liabilities                                0         494,673

            Capital stock                           12,240,095      11,745,422

            Interest expense                            50,832          95,836

            December 31, 2004
            -----------------

            Convertible Debentures                   1,519,290       1,700,800

            Contributed Surplus                      1,051,886         585,573

            Deficit                                  7,797,034       7,512,231

            Other liabilities                                0         494,673

            Capital stock                           11,703,437      11,208,764

            Interest expense                           (30,371)        (30,248)

Impact of Newly Issued United States Accounting Standards

            (ii) Effective January 1, 2006, the Company will adopt a recent accounting pronouncement of the Financial Accounting Standards Board ("FASB"), SFAS No. 123R, "Share-Based Payments" ("SFAS 123R"), which requires companies to measure and recognize compensation expenses for all share based payments at a fair value. The Company does not expect the adoption of SFAS 123R to have a material impact on its consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (Continued)

      (ii) In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

22.   COMPARATIVE FIGURES

      Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its Certifying Officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS,
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Devine held by each:

Directors and Executive Officers

    Name                        Age               Positions
-----------------------------------------------------------
David Devine                    53       Director, Chairman of the Board,
                                         President and Chief Executive
                                         Officer

Richard Mozer (1)               47       Director, Vice-Chairman of the
                                         Board, Chief Financial Officer,
                                         Treasurer and Secretary

Kenneth D. Taylor (2)           70       Director

Bryson Farrill (1) (2)          76       Director

Ron Feddersen (1) (2)           61       Director

(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.

      Set forth below are brief biographies of the Company's directors and officers. Except for Mr. Feddersen, all of the directors and executive officers of the Company have held their principal occupations indicated below for the past five years.

      David Devine, Chairman of the Board, President and Chief Executive Officer of the Company, is a film and television producer/director with over twenty years of experience and a co-founder of the Company. Mr. Devine graduated with an Honours B.A. from Victoria College at the University of Toronto and received his Masters of Fine Arts in film production from the University of California at Los Angeles Film School. He has been a director of the Company since 1982.

      Richard Mozer, Vice-Chairman of the Board, Chief Financial Officer and Secretary of the Company, is a film and television producer with over 20 years of experience and a co-founder of the Company. Mr. Mozer attended Cornell University and received his Bachelors Masters of Fine Arts in film production from the University of Southern California Film School. He has been a director of the Company since 1982.

      Kenneth D. Taylor is Chairman of Taylor and Ryan Inc., a public affairs consulting company, and is currently Chancellor of Victoria University at the University of Toronto. Mr. Taylor was appointed Chancellor in May 1998. Mr. Taylor is and has been a director of several private corporations, foundations and other organizations in Canada and the United States. Mr. Taylor serves as a director of the following publicly-traded companies: Cenuco Inc., Sivault Systems Inc., Desert Sun Mining Corp., Hydro One Inc., Rockwater Capital Corp. and Taylor Gas Liquids Fund. Mr. Taylor was the Canadian Ambassador to Iran from 1977 to 1980. Mr. Taylor is the recipient of a United States Congressional Gold Medal and is an Officer of the Order of Canada. He has been a director of the Company since April 1994.

      Since 1989, Bryson Farrill has been an independent financial consultant and businessman, engaged in personal investing activities and advising businesses with respect to various manufacturing, resource and commodities ventures. Mr. Farrill has had a long career in the securities industry, and was formerly Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Ontario, Canada from 1974 to 1978. Mr. Farrill was also Chairman of Scotia McLeod (USA) Inc. from 1978 to 1989. Since 1997, Mr. Farrill has also served as a director of HomeLife, Inc., a publicly-traded company which provides a broad range of real estate services. He has been a director of the Company since April 1994.

      Ron Feddersen has been Executive Principal of The Atticus Group Inc., an interim management services company, since 2003. Prior thereto, Mr. Feddersen was the President of Flehr Associates Limited, a business consulting company. He has been a director of the Company since February 2004.

Board of Directors

      The Company's Articles of Incorporation, as amended (the "Articles of Incorporation"), require that the Company's board of directors consist of no less than three and no more than ten members. The board of directors of the Company currently consists of five members. Directors serve for terms of one year and until their successors are duly elected and have qualified. Subject to the Business Corporations Act (Ontario) (the "OBCA"), the shareholders may, by ordinary resolution passed at a meeting of shareholders called for such purpose, remove any director from office before the expiration of his term of office and the vacancy created by such removal may be filled at the same meeting, failing which it may be filled by the remaining directors.

      The Company's By-Laws,  as amended (the "By-Laws"),  require that at least
(i) a majority of the directors be Canadian residents and (ii) one-third of the directors not serve as officers of, or be employed by, the Company.

Committees of the Board of Directors

      As a public company, the Company has established an Audit Committee and a Compensation Committee of the board of directors.

      Audit Committee

      The Audit Committee consists of Messrs. Mozer, Farrill and Feddersen, and is responsible for reviewing the Company's financial statements and its internal controls, reviewing the work of the Company's independent auditors and reporting thereon to the board of directors. Neither Mr. Farrill nor Mr. Fedderson is or has ever been an officer or employee of the Company or any of its subsidiaries.

      Audit Committee Financial Expect

      The board of directors does not currently have any member who is both an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended, and independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of such Act.

      Compensation Committee

      The Compensation Committee consists of Messrs. Taylor, Farrill and Feddersen, and is responsible for reviewing the level and form of compensation payable to the executive officers of the Company, and making recommendations with respect thereto to the board of directors. The Compensation Committee is also responsible for making recommendations to the board of directors with respect to the granting of stock options pursuant to the Option Plan (as such term is defined in "Executive Compensation"). No member of the Compensation Committee is or has ever been an officer or employee of the Company or any of its subsidiaries.

      Compliance with Section 16(a) of the Exchange Act

      Compliance with Section 16(a) ("Section 16(a)") of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our Common Stock (collectively, "Reporting Persons") to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Commission. Such Reporting Persons are also required by the Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms that they file. We believe that during fiscal year 2005, all the Reporting Persons complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

      The compensation payable to the executive officers of the Company is established by the Compensation Committee, no member of which is or has ever been an officer or employee of the Company or any of its subsidiaries. The Compensation Committee recognizes that the Company's business is largely dependent on attracting and retaining motivated, skilled and achievement-oriented personnel. By compensating the Company's executive officers at levels which, on an annual basis, are commensurate with established industry standards but expending their salaries to the Company over the entire duration of a particular production as production, direction, writing and similar services, the Company's executive compensation program is structured to align each executive officer's financial interests with the Company's overall objectives of maximizing and sustaining shareholder value. The Company is able to achieve this alignment due to its receipt of Canadian federal and provincial labor tax credits for salaries paid by the Company to its executive officers when such officers act as a producer or director in connection with qualifying film and television productions. See "Executive Services Agreement."

Summary Compensation Table

      The following table sets forth all compensation earned during each of the last three fiscal years ended December 31, 2005 by the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the "Named Executive Officers"), such individuals being the only executive officers of the Company whose total annual salary, bonus and other annual compensation exceeded $100,000 (U.S.).

-----------------------------------------------------------------------------------------------------------

Name and                    Year                  Annual Compensation                     Long Term
Principal                                                                                Compensation
Position
-----------------------------------------------------------------------------------------------------------
                                                                   Other Annual       Securities Underlying
                                           Salary        Bonus     Compensation           Options (#)
                                             ($)          ($)         ($)(1)
-----------------------------------------------------------------------------------------------------------
David Devine,                2005            ___          ___         195,150               $    --
Chairman, President          2004            ___          ___         271,610                1,000,000
& Chief Executive            2003            ___          ___         356,952                  460,000
Officer
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

Name and                    Year                  Annual Compensation                     Long Term
Principal                                                                                Compensation
Position
-----------------------------------------------------------------------------------------------------------
                                                                   Other Annual       Securities Underlying
                                           Salary        Bonus     Compensation           Options (#)
                                             ($)          ($)         ($)(1)
-----------------------------------------------------------------------------------------------------------
Richard Mozer,               2005            ___          ___         166,170               $    --
Vice-Chairman,               2004            ___          ___         222,226                1,000,000
Chief Financial              2003            ___          ___         273,582                  460,000
Officer, Treasurer
& Secretary
-----------------------------------------------------------------------------------------------------------

(1) In accordance with the executive services agreement described below under "Executive Services Agreement," the Company pays fees to a corporation controlled jointly by Messrs. Devine and Mozer as compensation for writing, directing and producing services provided to the Company. Messrs.Devine and Mozer were also issued Common Shares during 2004. See "Certain Relationships and Material Transactions."

      The Company does not have a long-term incentive plan or pension plan and has never granted stock appreciation rights to any of its directors, officers or employees.

Executive Services Agreement

      Since April 1994, the Company has been a party to an executive services agreement with Messrs. Devine and Mozer, and 1078459 Ontario Inc., a corporation wholly-owned by Messrs. Devine and Mozer. Under the current executive services agreement dated as of January 1, 2005, Messrs. Devine and Mozer are required to provide senior management services to the Company through December 31, 2007. From time to time, Messrs. Devine and Mozer may participate in production, direction, writing and similar activities, depending on the needs of the Company. Under this agreement, the base fee payable to 1078459 Ontario Inc. is determined by the board of directors of the Company from time to time. 1078459 Ontario Inc. is also entitled to additional fees and/or equity-based incentives in consideration of the services performed and provided by it, as determined to be appropriate by the board of directors of the Company in view of any (i) bonus paid by the Company to its executive officers or (ii) film or video development and production project undertaken by the Company.

      Under the executive services agreement, Messrs. Devine and Mozer are entitled to participate in any incentive compensation or other employee benefit plan or program generally maintained at the Company from time to time and offered to the Company's employees generally or executive officers. The services of these executives may be terminated by the Company at any time. If the services of Messrs. Devine and Mozer are terminated without cause (as such term is defined in the executive services agreement), the Company is required to continue to pay to 1078459 Ontario Inc. its base fee entitlement until the expiry of the greater of (i) the remaining term of the agreement or (ii) eighteen months. The executive services agreement also includes confidentiality and non-competition provisions.

Option Plan

      The board of  directors  of the Company  adopted a stock  option plan (the
"Option Plan") on May 13, 2004, which was subsequently ratified by the stockholders of the Company on June 25, 2004. In connection with the adoption and ratification of the Option Plan, the Company terminated its then-existing stock option plan and cancelled all outstanding options issued thereunder.

      The Option Plan is for the benefit of employees, officers and directors and certain consultants of the Company and its subsidiaries and is administered by the board of directors of the Company. The board of directors may from time to time designate individuals to whom options to purchase shares of the capital stock of the Company may be granted and the number of shares to be optioned to each. The exercise price of options issued under the Option Plan will be fixed by the board of directors when such options are granted provided that such exercise price shall not be less than the market price of the shares at the time the options are granted. The period during which an option is exercisable may not exceed five years from the date the option is granted and the options may not be assigned, transferred or pledged, except in limited circumstances as permitted under applicable securities legislation. Subject to any grace period allowed under the policies of any stock exchange on which the shares are then listed for trading, the options will expire 60 days following the termination of the employment or office with the Company or any of its subsidiaries or death of an individual.

      Pursuant to the terms of the Plan: the (i) number of shares reserved for issuance under options granted to related persons (as such term is defined under applicable securities legislation) under the Option Plan and any similar plans may not exceed 10% of the aggregate number of issued and outstanding shares of the Company; (ii) issuance to related persons, within a 12 month period, of shares under the 2004 Plan and any similar plans may not exceed 10% of the aggregate number of issued and outstanding shares of the Company; (iii) number of shares reserved for issuance under options to acquire shares granted to any related person under the Option Plan and any similar plans may not exceed 5% of the aggregate number of issued and outstanding shares of the Company; and (iv) issuance to any one related person and the related person's associates, within a 12 month period, of shares under the 2004 Plan and any similar plans may not exceed 5% of the aggregate number of issued and outstanding shares of the Company.

      A total of 4,500,000 Common Shares were reserved for issuance under the Option Plan. As at March 24, 2006, the number of Common Shares which remain available for issuance under the Option Plan is 4,250,000, of which 3,180,000 are subject to currently outstanding options.

Option Grants in Last Fiscal Year

      The Company did not grant any options to purchase Common Shares to Executive Officers during the fiscal year ended December 31, 2005.

      The following table sets forth information regarding options to purchase Common Shares granted during the fiscal year ended December 31, 2004 to each of the Named Executive Officers.

--------------------------------------------------------------------------------------------
                 Number of             % of Total          Exercise
Name            Securities          Options  Granted     Price/Common        Expiration Date
                Underlying           to Employees in        Share)
                 Options            Fiscal Year 2004
                Granted (#)
--------------------------------------------------------------------------------------------
David Devine     1,000,000                29.1%             $0.10               09.29.09
--------------------------------------------------------------------------------------------

Richard Mozer    1,000,000                29.1%             $0.10               09.29.09
--------------------------------------------------------------------------------------------

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

      The Executive Officers of the Company did not exercise options to purchase Common Shares during the fiscal year ended December 31, 2005.

      The following table sets forth information concerning each exercise of options to purchase Common Shares by the Named Executive Officers during the fiscal year ended December 31, 2005.

--------------------------------------------------------------------------------------------------------
      Name              Securities         Value            Unexercised           Value of Unexercised
                       Acquired on       Realized           Options at           In-the-Money Options at
                       Exercise (#)                       December 31, 2005        December 31,  2005
                                                                (#)

                                                             Exercisable/               Exercisable/
                                                            Unexercisable              Unexercisable
--------------------------------------------------------------------------------------------------------
David Devine               -0-               $0               1,000,000                   $20,000
--------------------------------------------------------------------------------------------------------

Richard Mozer              -0-               $0               1,000,000                   $20,000
--------------------------------------------------------------------------------------------------------

Compensation of Directors

      As of January 1, 2006, Directors of the Company who are not employees, are paid $1,500 per quarter, payable in common shares of the Company or cash. Prior to January 1, 2006, Directors did not receive an annual retainer or any other cash compensation for their services as members of the board of directors of the Company. Directors of the Company, are entitled to reimbursement for any expenses incurred for each meeting of the board of directors or of any committee of the board of directors that they attend.

      During 2004, Messrs. Taylor, Farrill and Feddersen were each granted options under the Option Plan to purchase up to 150,000 Common Shares at a per share exercise price of $0.10 on or before September 29, 2009.

      In April 2005, Mr. Feddersen was granted an option under the Option Plan to purchase up to 100,000 Common Shares at a per share exercise price of $0.10 on or before April 20, 2010.

      The Atticus Group Inc., a company for which Mr. Feddersen serves as Executive Principal, is party to an interim management and consultancy services agreement with the Company. See "Certain Relationships and Material Transactions."

Indemnification of Directors

      The Company has agreed to indemnify each of its directors to the fullest extent permitted by the OBCA for all costs, liabilities and expenses incurred by each director, including legal fees, in respect of claims to which each director is made a party by reason of being or having been a director of the Company or any subsidiary thereof, provided such director acted honestly and in good faith with a view to the best interests of the Company and, in the case of a criminal or administrative proceeding enforced by monetary penalty, such director had reasonable grounds for believing that his conduct was lawful.

Directors' and Officers' Liability Insurance

      The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $22,572 (inclusive of applicable taxes) and the total amount of insurance purchased for the directors and officers as a group is $1,000,000. The directors and officers are not required to pay any premium in respect of the insurance. The Company is liable to the extent of $50,000 per claim under the deductibility provisions of the policy.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as at February 1, 2006, certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company's voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Named Executive Officers (as such term is defined in "Executive Compensation") and (B) all directors and executive officers of the Company as a group.

                         Title of Class - Common Shares

                                  Amount and
Name and Address of           Nature of Beneficial
 Beneficial Owner(1)               Ownership           Percent of Class
--------------------          --------------------     ----------------

Forvest Trust S.A.                3,570,000(2)               9.7%
6, Place Chevelu
1211 Geneva 1
Switzerland

David Devine                      6,920,545(3)               19.1%

Richard Mozer                     6,433,945(4)               17.7%

Kenneth D. Taylor                 150,000(5)              Less than 1%

Bryson Farrill                    160,000(6)              Less than 1%

Ron Feddersen                     250,000(7)              Less than 1%

All directors and executive       13,905,490                 36.4%
officers (5 individuals)

      The following table sets forth certain information with respect to the directors and executive officers of Devine Entertainment.

(1) The address for each beneficial owner listed in the table, other than Forvest Trust S.A., is c/o Devine Entertainment Corporation, Suite 504, 2 Berkeley Street, Toronto, Ontario, Canada M5A 2W3.

(2) Includes warrant to purchase 50,000 Common Shares and warrant to purchase 1,830,000 Common Shares. See "Description of Securities -- 10.5% Debentures and 10.5% Debenture Warrants" and "Recent Sales of Unregistered Securities."

(3) Includes option to purchase 1,000,000 Common Shares and warrant to purchase 250,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."

(4) Includes option to purchase 1,000,000 Common Shares and warrant to purchase 250,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."

(5)  Includes  option  to  purchase   150,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

(6)  Includes  option  to  purchase   150,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

(7)  Includes  option  to  purchase   250,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has entered into an executive services agreement dated as of January 1, 2005 with Messrs. Devine and Mozer, and 1078459 Ontario Inc., a corporation wholly-owned by Messrs. Devine and Mozer. Under this agreement, Messrs. Devine and Mozer are required to provide services to the Company. See "Executive Compensation -- Executive Services Agreement."

      Effective April 7, 2004, the Company sold 5,160,000 units at a price of $0.10 per unit for aggregate gross proceeds of $516,000. Each unit consisted of
(i) one Common Share and (ii) one-half Common Share purchase warrant. In order to facilitate the sale of the aforesaid units, Messrs. Devine and Mozer, each of whom is a director and an executive officer of the Company, sold an aggregate of 554,000 Common Shares at a price of $0.10 per and used the proceeds of such sale, in part, to purchase 500,000 such units. See "Recent Sales of Unregistered Securities."

      During the third quarter of 2004, the Company completed settlements of past debt, previously agreed to production financing fees and fees for services from financial advisors, with the issuance of a total of 8,740,000 Common Shares at $933,271. As a result, approximately $1.4 million of the Company's payables, accrued liabilities and current expenses were settled. The settlements included the issuance of 6,000,000 Common Shares to David Devine and Richard Mozer, each a director and executive officer of the Company, to satisfy previous loans to the Company and unpaid fees for services from 2001 through the end of the third quarter of 2004.

      During 2004, the Company issued 150,000 Common Shares to each of Messrs. Devine and Mozer in consideration for the provision of bridge financing. See "Recent Sales of Unregistered Securities."

      Mr. Feddersen, a director of the Company, is the principal interim manager under an interim management and consultancy services agreement between the Company and The Atticus Group Inc. The Atticus Group Inc. is paid a fee of $560 per month for Mr. Feddersen's services under such agreement. Mr. Feddersen serves as Executive Principal for the Atticus Group Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.) Exhibits

--------------------------------------------------------------------------------
                                                                 Sequential Page
Exhibit No.      Description of Exhibit                               Number
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  3.1            Articles of Incorporation of the Company,             **
                   as amended
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  3.2            By-Laws of the Company                                 *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  4.1            Specimen Form of Common Share Certificate             **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  10.1           Option Plan of the Company                             *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  10.2           Executive Services Contract dated as of
                 January 1, 2005 among 1078459 Ontario Inc.,
                 the Company, David B. Devine and Richard Mozer        **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  21.1           Subsidiaries of the Company                           **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  99.1           Form F-X of the Company                                *
--------------------------------------------------------------------------------

* Incorporated by reference to the exhibit of the same number filed with the Registration Statement on Form 10-SB of the Company dated February 16, 2005.

** Incorporated by reference to the exhibit of the same number filed with Amendment No. 1 to the Registration Statement on Form 10-SB of the Company dated May 26, 2005.

b.) Reports on Form 8-K

      No reports were filed on Form 8-K during the last quarter of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Kraft, Berger, Grill, Schwartz, Cohen and March LLP, Chartered Accountants for Professional Services Rendered

                                             Years Ended December 31,
                                             ------------------------
                                               2005             2004
                                             ---------         ------
Audit Fees (1)                                $129,300         63,500
Audit-Related Fees                               2,940         16,500
Tax Fees                                            --          8,000
All Other Fees
                                               132,240         88,000
                                               =======         ======

1)    Services   relating  to  audit  of  the  annual   consolidated   financial
      statements,  review  of  quarterly  financial  statements,   consents  and
      assistance with the review of documents filed with the SEC.

      All engagements for audit services, audit related services and tax services are approved in advance by the Audit Committee and the full Board of Directors. The Audit Committee and the Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2005 and 2004, is compatible with maintaining the auditor's independence.

      All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Audit Committee and Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services and expert services unrelated to the audit; and any other service that Public Company Oversight Board determines, by regulation, is impermissible.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DEVINE ENTERTAINMENT CORPORATION

                                       By  _____________________________________
                                                    David Devine
                                           Director, Chairman of the Board
                                           President and Chief Executive Officer

Dated: March 24, 2006

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                      Date
--------------------------------------------------------------------------------
/s/ David Devine       Director, Chairman of the Board            March 24, 2006
                       President and Chief Executive Officer

/s/ Richard Mozer      Director, Vice-Chairman of the             March 24, 2006
                       Board, Chief Financial Officer,
                       Treasurer and Secretary

/s/ Kenneth D. Taylor  Director                                   March 24, 2006

/s/ Bryson Farrill     Director                                   March 24, 2006

/s/ Ron Feddersen      Director                                   March 24, 2006