Form 10QSB
period 2006-03-31
Devine Entertainment CORP
filed 2006-05-15
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________
      Commission file number____________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2006, the issuer had 35,353,508 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                                TABLE OF CONTENTS

PART  I   FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                 March 31, 2006

                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                                 MARCH 31, 2006

                                    CONTENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                            5

      Statement of Shareholders' Equity                                        6

      Statement of Operations                                                  7

      Statement of Cash Flows                                                  8

      Notes to Financial Statements                                        9- 29

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                                 MARCH 31, 2006

                                     ASSETS

                                                      March 31     December 31
                                                          2006            2005
                                                      --------     -----------
Current
-------
Cash                                               $   189,688      $   239,990
Accounts receivable                                    173,087          229,581
Inventory                                               79,594           88,140
Prepaid and sundry assets                               35,783           26,312
                                                   -----------      -----------
                                                       478,152          584,023

Advances receivable (Note 4)                           494,550          494,550
Investment in film, television programs
  and recordings (Note 5)                            6,953,439        6,848,108
Property and equipment (Note 6)                         22,228           23,872
                                                   -----------      -----------
                                                   $ 7,948,369      $ 7,950,553
                                                   ===========      ===========

                                   LIABILITIES

Current
-------
Accounts payable and accrued liabilities           $ 1,222,032      $ 1,259,239
Convertible debentures (Note 7)                      1,519,290        1,519,290
Advances (Note 8)                                      182,000               --
                                                   -----------      -----------
                                                     2,923,322        2,778,529

                              SHAREHOLDERS' EQUITY

Capital stock (Note 9)                              12,240,095       12,240,095
Contributed surplus (Note 10)                        1,010,976        1,007,376
Deficit                                             (8,226,024)      (8,075,447)
                                                   -----------      -----------
                                                     5,025,047        5,172,024
                                                   -----------      -----------
                                                   $ 7,948,369      $ 7,950,553
                                                   ===========      ===========

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

  FOR THE PERIOD ENDED MARCH 31, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2005

                                                                      Stock                             Contributed
                                Common Shares         Warrants       Options      Preferred Shares        Surplus       Deficit
                               #             $            #             #           #         $              $             $
                                                                                                         (Note 10)
                          ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2004          32,251,008   11,208,887    5,459,950     3,440,000     494,550    494,550     1,051,886     (7,797,034)

- on conversion of
  warrants                  2,547,500      433,450   (2,547,500)           --          --         --       (50,950)            --

- on issuance of step
  up warrants                      --      (10,190)   2,547,500            --          --         --        10,190             --

- on exercise of
  stock options               125,000       16,250           --      (125,000)         --         --        (3,750)            --

- on settlement for
  services rendered
  and accounts
  payable                     430,000       97,148           --            --          --         --            --             --

- expired
  options/warrants                 --           --     (582,500)     (135,000)         --         --            --             --

- dividend distribution       (45,004)
NET LOSS                           --           --           --            --          --         --            --       (233,409)
                          ----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2005          35,353,508   11,745,545    4,877,450     3,180,000     494,550    494,550     1,007,376     (8,075,447)

- issuance of stock
  options                          --           --           --       100,000          --         --         3,600             --
NET LOSS                           --           --           --            --          --         --            --       (150,577)
                          ----------------------------------------------------------------------------------------------------------
BALANCE,
March 31, 2006             35,353,508   11,745,545    4,877,450     3,280,000     494,550    494,550     1,010,976     (8,226,024)
                          ==========================================================================================================

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                     FOR THE 3 MONTH PERIOD ENDED MARCH 31,

                                                           2006           2005
                                                           ----           ----

REVENUE                                                 $ 163,860      $ 478,236
                                                        ---------      ---------
EXPENSES
  Operating                                               232,377        175,044
  Amortization - film, television
                 programs and recordings                   84,742        257,036
               - equipment
                                                            1,644          2,188
  Stock-based compensation                                  3,600             --
  Interest (Note 11)                                       (7,926)        21,491
                                                        ---------      ---------
                                                          314,437        455,759
                                                        ---------      ---------
NET INCOME (LOSS) FOR THE PERIOD                        $(150,577)     $  22,477
                                                        =========      =========

EARNINGS (LOSS) PER COMMON SHARE (Note 12)

BASIC                                                   $    0.00      $    0.00
                                                        =========      =========
FULLY DILUTED                                           $    0.00      $    0.00
                                                        =========      =========

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                      FOR THE 3 MONTH PERIOD ENDED MARCH 31

                                                          2006           2005
                                                          ----           ----

OPERATING ACTIVITIES
 Net income (loss) for the period                      $(150,577)     $  22,477
  Amortization - film, television programs
                   and recordings                         84,742        257,036
               - property and equipment                    1,644          2,188
               - financing charges                            --         23,373
 Stock-based compensation                                  3,600         18,400
 Change in non-cash components of
   working capital (Note 17)                              18,362        331,678
                                                        --------      ---------
                                                         (42,229)       655,152
                                                        --------      ---------
FINANCING ACTIVITIES
  Decrease in bank loans                                      --       (557,825)
  Advances                                               182,000             --
  Issuance of shares on conversion
    of warrants                                               --        204,375
  Issuance of shares on stock
    options exercised                                         --         12,500
                                                       ---------      ---------
                                                         182,000       (340,950)
                                                       ---------      ---------
INVESTING ACTIVITY
Investment in film, television
  programs and recordings                               (190,073)      (164,885)
                                                       ---------      ---------

CHANGE IN CASH                                           (50,302)       149,317

CASH, BEGINNING OF PERIOD                                239,990        104,727
                                                       ---------      ---------
CASH, END OF PERIOD                                    $ 189,688      $ 254,044
                                                       =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                          $      --      $   8,721

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

1.    NATURE OF BUSINESS AND GOING CONCERN

      Devine   Entertainment   Corporation  (the  "Company")  is  an  integrated
      developer and producer of children's and family programs for worldwide television and film broadcast and home video markets.

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

      If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities and the reported net income.

2.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the requirements of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 1751, "Interim Financial Statements." Accordingly, certain information and footnote disclosure normally included in annual financial statements prepared in accordance with Canadian generally accepted accounting principles ("GAAP") have been omitted or condensed. These interim consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All material intercompany balances and transactions have been eliminated. These unaudited interim consolidated financial statements and supplemental information should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2005, as set out in the December 2005 Annual Report.

      In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The unaudited interim consolidated financial statements were prepared using the same accounting policies and methods as those used in the Company's audited consolidated financial statements for the year ended December 31, 2005.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conform in all material respects, with U.S. GAAP, except as described in the financial statements.

      (a)   Basis of Consolidation (Note 20)

            In October 2005, the Company amalgamated its operations with its wholly-owned subsidiaries.

            The March 31, 2006 interim consolidated financial statements include the accounts of Devine Entertainment Corporation (the "Company") with Variable Interest Entities ("VIE"). The March 31, 2005 interim consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and VIE's.

      (b)   Revenue Recognition

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

      (c)   Investment in Film, Television Programs and Recordings

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (c)   Investment in Film, Television Programs and Recordings (Continued)

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

      (d)   Stock-Based Compensation

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

      (e)   Earnings Per Share

            Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. The treasury stock method is used to calculate diluted earnings per share. Diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming that options and warrants with an average market price for the period greater than their exercise price are exercised and the proceeds used to repurchase common shares.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (f)   Impairment of Long-Lived Assets

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

      (g)   Recent Accounting Pronouncements

            (i) Effective December 1, 2004, the Company was required to adopt the Canadian Institute of Chartered Accountants' (CICA) Accounting Guideline 15(AcG-15), "Consolidation of Variable Interest Entities" ("VIE"). AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if the entity is controlled through a controlling voting interest. AcG-15 requires a VIE to be consolidated by the company if that company is the primary beneficiary of that entity. In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities", which is effective for financial statements of public companies that have special purpose entities for periods ending after December 15, 2003 and for public companies without special purpose entities for periods ending after March 15, 2004. Accordingly, the Company has included the results of operations of the Devine Entertainment Limited Partnership and the QCF 2005 Limited Partnership in its consolidated operations.

            (ii) In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement". The section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 MARCH 31, 2006

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (g)   Recent Accounting Pronouncements (Continued)

            (iii) In  January  2005,  the CICA  issued  Handbook  Section  3865,
                  "Hedges".  The  Section  provides  alternative  treatments  to
                  Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships", and the hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its interim consolidated financial statements.

            (iv) In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income". The section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its interim consolidated financial statements.

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014.

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                               March 31,                     December 31,
                                                                                    2006                            2005
                                                                             ------------                    ------------
                                                                             Accumulated
                                                                Cost         Amortization          Net            Net
                                                                ----         ------------          ---            ---

      Completed television programs and recordings          $ 16,008,627     $ 14,365,957     $ 1,642,670    $ 1,723,043
      Completed Motion picture - Bailey's Billion$             6,969,564        3,739,187       3,230,377      3,241,219
      Projects in progress                                     2,080,392           -            2,080,392      1,883,846
                                                            ------------     ------------     -----------    -----------
                                                            $ 25,058,583     $ 18,105,144     $ 6,953,439    $ 6,848,108
                                                            ============     ============     ===========    ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (Continued)

      Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs.

      The Company expects to amortize approximately $770,000 for completed television programs and recording costs and $353,000 for completed motion picture costs during 2006.

      The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

      As at December 2010, over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

6.    PROPERTY AND EQUIPMENT

                                                      March 31,             December 31,
                                                          2006                      2005
                                                    ------------            ------------
                                                    Accumulated
                                          Cost      Amortization      Net        Net
                                          ----      ------------      ---        ---
      Computer and editing equipment    $ 177,922    $ 161,448    $ 16,474    $ 17,810
      Furniture and fixtures               58,193       52,439       5,754       6,062
                                        ---------    ---------    --------    --------
                                        $ 236,115    $ 213,887    $ 22,228    $ 23,872
                                        =========    =========    ========    ========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

7.    CONVERTIBLE DEBENTURES

                                                    March 31,       December 31,
                                                         2006               2005
                                                    ---------       ------------
      Principal
        Issued
        - February 1996 (i)                      $    75,000        $    75,000
        - December 2000 (ii)                         550,000            550,000
        - December 2000 (iii)                        835,800            835,800
        - Capitalized interest (iv)                  240,000            240,000
                                                 -----------        -----------
                                                   1,700,800          1,700,800
      Less - equity component                       (181,510)          (181,510)
                                                 -----------        -----------
                                                 $ 1,519,290        $ 1,519,290
                                                 ===========        ===========

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10% per annum. The principal was repayable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at March 31, 2006, there remains an outstanding balance of $75,000 plus $39,375 (December 31, 2005 - $37,500) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holder and expects that the Company will be able to settle the debenture in the normal course of operations.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

7.    CONVERTIBLE DEBENTURES (Continued)

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at March 31, 2006 the Company is in default of an outstanding balance of $179,900 (December 31, 2005 - $165,463) in accrued interest on these debentures. As a result of the default, the debentures are classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at March 31, 2006, there remains an outstanding balance of $271,268 (December 31, 2005 - $249,328) in accrued interest on these debentures. As a result of the default, the debentures are classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to the $240,000 portion of the interest accrued on the debentures described in notes 7(ii) and 7(iii) and as on the related debentures. As at March 31, 2006, there is an outstanding amount of $44,100 (December 31, 2005 - $37,800) in accrued interest.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

8.    ADVANCES

      The Company expects to complete a private placement for a maximum of 3,500,000 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit. Each warrant would be exercisable at anytime prior to 1 year after closing to acquire one common share at $0.30 per unit.

      As at March 31, 2006, $182,000 has been advanced to the Company. No shares or warrants have been issued as of March 31, 2006.

9.    CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" shares 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares
                                                      Number           Amount
                                                      ------           ------
            Balance, December 31, 2005
              and March 31, 2006                    35,353,508      $ 11,745,545
                                                    ==========      ============

      (c)   Issued - Series 1 preferred shares
                                                      Number           Amount
                                                      ------           ------
            Balance, December 31, 2005
              and March 31, 2006                       494,550        $  494,550
                                                       =======        ==========


            The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at March 31, 2006 dividends in arrears amounted to $11,220.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

9.    CAPITAL STOCK (Continued)

      (d)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others, options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                         Average
                                               Number       Allocated   Exercise
             Outstanding and Exercisable     of Options       Value       Price
             -------------------------------------------------------------------
             Balance, December 31, 2005       3,180,000       96,100      0.10
             Issued in January 2006             100,000        3,600      0.10
                                              ---------       ------      ----
             Balance, March 31, 2006          3,280,000       99,700      0.10
                                              =========       ======      ====

            The Company has granted stock options as follows:

                                                                                      Weighted
                                                                       Outstanding    Average
                                                 Number    Exercise        and       Remaining
            Expiry Date       Grant Date      of Options     Price     Exercisable      Life
            ----------------------------------------------------------------------------------
            June 25, 2006    June 25, 2004      180,000       0.10       180,000       0.25
            June 25, 2009    June 25, 2004    3,125,000       0.10     3,000,000       3.25
            April 25, 2009   April 25, 2005     100,000       0.10       100,000       3.08
                                              ---------                ---------       ----

                                              3,405,000                3,280,000       3.09
                                              =========                =========       ====

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Issue date                              April 25,2005
            Number of options                             100,000
            Expected life                                 5 years
            Price volatility                                  30%
            Dividend yield                                     --
            Risk-free interest                                 5%
            Rate of return
            Amount recorded                                $3,600

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

9.    CAPITAL STOCK (Continued)

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

            Outstanding and Exercisable        # of Warrants    Value      Price
            --------------------------------------------------------------------
            Balance, December 31, 2004           5,459,950     113,900     0.37
               Converted to common shares       (2,547,500)    (50,950)    0.15
               Issuance of step up warrants      2,547,500      10,190     0.30
               Expired                            (582,500)         --     0.48
                                                 ---------     -------     -----
            Balance, December 31, 2005
            and March 31, 2006                   4,877,450      73,140   $ 0.36
                                                 =========     =======     ====

            The Company has granted warrants as follows:

                                                                                             Weighted
                                                                              Outstanding     Average
                                                    Number         Exercise       and        Remaining
            Expiry Date             Grant Date    of Options        Price      Exercisable     Life
            ------------------------------------------------------------------------------------------
            September 26, 2006    June 30, 2004      499,950    0.15 - 0.20       180,000        0.72
            February 29, 2006     June 30, 2004    1,830,000           0.50     1,830,000        0.27
            April7, 2007          April 7, 2005    2,547,500           0.30     2,547,500        1.17
                                                   ---------                    ---------        ----

                                                   4,877,450                    4,877,450        0.65
                                                   =========                    =========        ====

10.   CONTRIBUTED SURPLUS

         Balance, December 31, 2004                              $1,051,886
         Less:  Stock Options exercised                              (3,750)
         Less:  Warrants converted into common shares               (50,950)
         Add:    Step up warrants issued                             10,190
                                                                 ----------
         Balance, December 31, 2005                               1,007,376
         Add:    Stock options issued                                 3,600
                                                                 ----------
         Balance, March 31, 2006                                 $1,010,976

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

10.   CONTRIBUTED SURPLUS (Continued)

                                                      March 31,     December 31,
                                                           2006            2005
                                                      ---------     ------------
      Settlement of debt instruments                 $  656,626       $  656,626
      Equity portion of long-term debt                  181,510          181,510
      Stock options (Note 9(d)                           99,700           96,100
      Warrants (Note 9(e))                               73,140           73,140
                                                     ----------       ----------
                                                     $1,010,976       $1,007,376
                                                     ==========       ==========

11.   INTEREST EXPENSE (INCOME)

                                                      March 31,        March 31,
                                                          2006             2005
                                                      ---------       ---------
      Interest on convertible debentures               $ 44,552        $ 67,925
      Interest on bank loan                                  --           8,721
                                                       --------        --------
                                                         44,552          76,646
      Interest income                                    (7,926)        (13,375)
                                                       --------        --------
                                                         36,626          63,271
      Less: amounts capitalized to projects             (44,552)        (41,780)
                                                       --------        --------
                                                       $ (7,926)       $ 21,491
                                                       ========        ========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                   Outstanding
            ------                                                   -----------
            March 31, 2006 (Note 9)                                   35,353,508
            March 31, 2005                                            32,789,008

                                                    March 31,         March 31,
                                                         2006              2005
                                                    ---------         ---------
            Numerator:
            Net income (loss) as reported
              for basic EPS                       $   (150,577)    $     22,477
            Less: Preferred share dividends
              paid and in arrears                      (11,220)         (11,200)
                                                  ------------     ------------
            Net Income (Loss)                     $   (161,797)    $     11,257
                                                  ------------     ------------
            Denominator:
            Weighted average shares
              for basic EPS                         35,353,508       32,785,008
                                                  ============     ============
            Basic income (loss) per share             $ (0.00) $          (0.00)
                                                  ============     ============

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                      March 31,        March 31,
                                                           2006             2005
                                                      ---------        ---------
            Numerator:
            Net income (loss) as
              reported for basic EPS                $  (150,577)    $    22,477
            Less: Preferred share dividends
              paid and in arrears                       (11,220)        (11,220)
                                                    -----------     -----------
            Net Income (loss)                       $  (161,797)    $    11,257
                                                    -----------     -----------
            Denominator:
            Weighted average shares
              for basic EPS                          35,353,508      32,785,008
            Effect of dilutive securities:
                Stock options                                --         134,350
                Warrants                                     --         444,674
                                                    -----------     -----------
            Adjusted weighted average
              shares and assumed conversions
              for dilutive EPS                       35,353,508      33,364,032
                                                    ===========     ===========

            Fully diluted income (loss) per share   $     (0.00)    $     (0.00)
                                                    ===========     ===========

      (c) Anti-dilutive: Options to purchase 3,280,000 and nil common shares and warrants of 4,877,450 and 5,459,950 for the quarter ended March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2006 and the option and warrant exercise prices were greater than the average market price of the common shares in 2005.

13.   FINANCIAL INSTRUMENTS

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

13.   FINANCIAL INSTRUMENTS (Continued)

      (i)   Fair Value

            The carrying values of cash, accounts receivable, convertible debenture issued in February 1996 (Note 7(i)) and accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The carrying value of advances receivable approximates their fair value because the interest rate charged is at market rate.

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at March 31, 2006 and 2005. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at March 31, 2006.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

14.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

            2006                                                      $ 20,250
            2007                                                        28,000
            2008                                                        29,000
            2009                                                        13,000
                                                                      --------
                                                                      $ 90,250
                                                                      ========

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

15.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended March 31, 2006 $73,749 (March 31, 2005 - $53,427) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

16.   VARIABLE INTEREST ENTITIES

      In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFLLP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $6.8 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with DEFLLP in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. The accounts of this variable interest entity have been included in the interim consolidated financial statements of the Company.

17.   CHANGE  IN  NON-CASH   COMPONENTS  OF  WORKING  CAPITAL  AND  SUPPLEMENTAL
      INFORMATION

                                                      March 31,       March 31,
                                                          2006            2005
                                                      ---------       ---------
          Accounts receivable                         $  56,494      $ 308,191
          Inventory                                       8,546         12,492
          Prepaid and sundry assets                      (9,471)       (24,503)
          Accounts payable and accrued liabilities      (37,207)        35,498
                                                      ---------      ---------
                                                      $  18,362      $ 331,678
                                                      =========      =========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

17.   CHANGE  IN  NON-CASH   COMPONENTS  OF  WORKING  CAPITAL  AND  SUPPLEMENTAL
      INFORMATION (Continued)

      The supplemental cash flow information is as follows:

                                                     March 31,         March 31,
                                                          2006              2005
                                                     ---------         ---------
      Non-cash transactions
           Stock options issued                         3,600                 --
           Settlement of accounts payable
             by share issuance                             --             18,400

18.   SEGMENTED INFORMATION

      The Company is considered to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                                        March 31,      March 31,
                                                             2006           2005
                                                        ---------      ---------
      Canada                                           $   6,856      $ 116,000
      United States                                       72,148         69,000
      France                                              68,723         99,000
      Europe - Other                                         769        188,000
      Other foreign                                       15,364          6,000
                                                       ---------      ---------
                                                       $ 163,860      $ 478,000
                                                       =========      =========

19.   RECONCILIATION TO UNITED STATES GAAP

      The interim consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below in accordance with the provisions of the Securities and Exchange Commission.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 7), is valued at $181,510 and has been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures was valued at $284,803 and has been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

      (c) Under Canadian GAAP, the Company's preferred shares have been included in shareholders' equity as the Company considered the likelihood of redemption by the holders to be remote. Under U.S. GAAP, the preferred shares would be classified as a liability. In addition, cumulative dividends are part of the liability for the shares.

      (d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
            130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2006 and 2005, there was no other comprehensive income.

            March 31, 2006                          CDN GAAP        U.S. GAAP
            --------------                          --------        ---------
                                                        $               $

            Convertible Debentures                  1,519,290       1,700,800

            Contributed Surplus                     1,010,976         544,663

            Deficit                                 8,226,024       7,941,221

            Other liabilities                               0         505,770

            Capital stock                          12,240,095      11,745,545

            Interest expense (income)                  (7,926)          3,294

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

            March 31, 2006                            CDN GAAP        U.S. GAAP
            --------------                            --------        ---------
                                                         $                 $

            Convertible Debentures                    1,519,290       1,700,800

            Contributed Surplus                       1,007,376         541,063

            Deficit                                   8,075,447       7,790,644

            Other liabilities                                 0         494,673

            Capital stock                            12,240,095      11,745,545

            Interest expense                             50,832          95,836

      Impact of Newly Issued United States Accounting Standards

      i) Effective January 1, 2006, the Company will adopt a recent accounting pronouncement of the Financial Accounting Standards Board ("FASB"), SFAS No. 123R, "Share-Based Payments" ("SFAS 123R"), which requires companies to measure and recognize compensation expenses for all share based payments at a fair value. The Company does not expect the adoption of SFAS 123R to have a material impact on its interim consolidated financial statements.

      ii) In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154), which is providing guidance on the accounting for, and reporting of, accounting changes and error corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS 154 are effective for accounting changes and corrections of error made in the period beginning after December 31, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2006

20.   COMPARATIVE FIGURES

      Certain of the comparative figures have been reclassified to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis has been prepared as of May 11, 2006 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment Corporation ("Devine" or the "Company") for the three month periods ended March 31, 2006 and 2005. It should be read in conjunction with the accompanying unaudited interim consolidated financial statements and the notes therein. Additional information related to the Company is available on Sedar at www.sedar.com. The financial data in this document have been prepared in accordance with Canadian GAAP. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Devine is an integrated developer and producer of high quality children's and family films designed for the world-wide theatrical motion picture, television broadcast and cable markets and the international home video and DVD markets.

The Company's primary focus is the production of quality children's and family films, including broadly marketed commercial family films for the theatrical release and broadcast internationally as well as specialty video and DVD markets worldwide. Devine's library of films include 19 hours of award-winning broadcast programs based on the lives of important international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. In 2004, the Company completed and delivered Bailey's Billion$, its first feature film targeted at a family audience for release in theatres worldwide.

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its library of original programs and (ii) increase its production and distribution through strategic alliances with major international distributors, broadcasters and co-producers.

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

The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors. The Company assumes no responsibility to update the information contained herein.

FIRST QUARTER HIGHLIGHTS

The Company's first quarter activities in 2006 were focused on preparing its new production slate for 2006 and 2007, specifically the new primetime mystery series for ChumCity, Across the River to Motor City and the Canada-France co-production of The Writers' Specials. Overall revenues from the Company's proprietary library of $163,860 were lower than for the same period 2005, as expected, and reflected that the Company's feature film, Bailey's Billion$, has completed its first sales cycle generating over $6.1 million in revenues in 2004 and 2005.

      o The Company's proprietary film library continued to perform well in the three months ended March 31, 2006, generating $163,860 in revenues.

      o The Company reported a modest net loss of $150,577or ($0.00) per share in the three months ended March 31, 2006 that reflected an increased operating costs due to the initial expenses incurred to prepare its new production slate for 2006 and 2007.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 2006 AND 2005

Revenues

The Company's first quarter revenues in 2006 decreased by $314,376 or 66% to $163,860 as compared to $478,236 for the same period in 2005.

The Company's proprietary film library continued to perform well in the three months ended March 31, 2006, generating $163,860 in revenues. $79,004 of the revenue was derived from DVD, video and ancillary publishing sales in North America, $68,723 from a broadcast sale to France 5 and $16,133 from sales of distribution rights in the former Yugoslavia and Brazil of Bailey's Billion$.

DVD, video and ancillary publishing revenues generated by the Company's library of proprietary films decreased by approximately 47% to $79,004 in the three months ended March 31, 2006 as compared to $150,299 for the same period in 2005.

The most dramatic, but expected change came as the Company's first feature film, Bailey's Billion$ completed its first sales cycle in 2005. In the three months ended March 31, 2006 revenues from Bailey's Billion$ distribution rights decreased by 94% to $16,133 as compared to $293,000 for the same period in 2005.

Reflecting the fact that the film library revenues in the first quarter 2006 are derived primarily from sales in France, the United States and Canada and the revenues from the sales of Bailey's Billion$ came from a sale of foreign distribution rights outside North America, the Company's revenues by geographic location, based on the location of customers were as follows:

                                                   Mar. 31 2006     Mar. 31 2005
                                                   ------------     ------------
                                                        $                $
Revenue
      Canada                                           6,900             116,000
      United States                                   72,100              69,000
      France                                          68,700              99,000
      Italy                                          188,000
      Other foreign                                   15,400                  --
      Europe - Other                                     800               6,000
                                                     -------             -------

                                                     163,900             478,000
                                                     =======             =======

Earnings (loss) per Common Share (EPS)

In the first quarter of 2006, the Company's adjusted net loss for EPS is $150,577 or ($0.00) per common share (basic), as compared with adjusted net income of $22,477 or ($0.00) per common share for the same period in 2005. These results reflect that the first quarter is generally the most modest quarter for the Company's sales and that the Company's first quarter activities in 2006 were focused on preparing its new production slate for 2006 and 2007, specifically the new primetime mystery series for ChumCity, Across the River to Motor City and the Canada-France co-production of The Writers' Specials.

Shareholders' Equity

Shareholders' equity was $5,025,047 reflecting a decrease of $146,977 from $5,172,024 as at December 31, 2005.

EBITDA

EBITDA, defined as earning before interest, taxes, depreciation, amortization and gains on settlement of debt decreased by $375,309 to ($72,117) in the first quarter of 2006, as compared to $303,192 for the same period in 2005.

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

Operating expenses

The Company's operating expenses for the three month period ended March 31, 2006 increased by $57,333 or approximately 33% to $232,377, as compared to $175,044 in the same period in 2005, reflecting that the Company's first quarter activities in 2006 were focused on preparing its new production slate for 2006 and 2007, specifically the new primetime mystery series for ChumCity, Across the River to Motor City and the Canada-France co-production of The Writers' Specials.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity.

Primary among them is a new primetime television series in association with Jonsworth Productions and CHUM Television, entitled Across the River to Motor City, with commitments from CHUM and other Canadian funding sources that the Company expects will commence pre-production in the second quarter and begin principal photography in the fall of 2006.

The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. Pre-sale commitments from France 5 and TPS Jeunesse support the Company's expectation that production on the new series will begin within approximately 12 months

Projects which include initial participation and support of funds from Telefilm Canada, Astral Communications and Corus Entertainment are feature films and TV movies entitled Red, Miracle Journey, and October 7, 1944. The Company has also acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Revolving Door, Quarterback, Fat Camp and Humchucker.

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

Amortization expenses as at March 31, 2006 for the Company's library of completed television programs and recordings and motion picture totaled $84,742. As at March 31, 2006, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $1,642,670 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $3,230,377 after accumulated amortization and the Company's investment in projects in development was estimated as $2,080,392 as per the following table:

                                                                                              March 31, 2006    Dec. 31, 2005
                                                                            Accumulated       --------------    -------------
                                                              Cost          Amortization            Net              Net
                                                              ----          ------------      --------------    -------------

Completed television programs and recordings               $16,008,627       $14,365,957       $ 1,642,670       $ 1,723,043
Completed Motion picture - Bailey's Billion$                 6,969,564         3,739,187         3,230,377         3,241,219
Projects in progress                                         2,080,392              --           2,080,392         1,883,846
                                                           -----------       -----------       -----------       -----------
                                                           $25,058,583       $18,105,144       $ 6,953,439       $ 6,848,108
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

The table below details Artists DVD/ancillary sales currently being pursued and the estimated values - in addition to existing DVD accounts through 2008:

Year                                             2006         2007         2008
                                               -------      -------      -------
Educational Art Catalogue                      125,000      125,000      125,000
Utah Telemarketer                               45,000       45,000       45,000
Italy VOD                                       90,000            0            0
Balkan DVD Kiosks                               90,000       90,000       90,000
New Foreign DVD sales                           25,000       25,000       25,000
                                               -------      -------      -------
Total additional expected                      375,000      285,000      285,000
Expected base                                  150,000      150,000      150,000
                                               -------      -------      -------
Anticipated Annual DVD sales                   525,000      435,000      435,000

In addition to the new DVD sales and agreements currently estimated above, the Company is pursuing new broadcast licenses that it expects will be finalized in 2006. They include a new sale in France being concluded by the co-production company we are working with on our new series on Writers as well as a license for all three series in the US, a license for French Canada, Holland, the U.K. and licenses in the territories of Japan, Korea, Spain, Italy, and Germany noted in our previous responses. Note the estimates and timing per series in the following tables:

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

For Inventors, at the end of 2005, the Company used the following estimates to arrive at Ultimate Revenue:

---------------------------------------------------------------------------
 Year               Total          Dvd sales       Broadcast licenses
---------------------------------------------------------------------------
 2006             1,200,000         550,000              650,000
                  ---------         -------              -------
---------------------------------------------------------------------------

Due to the short period available to derive the revenue, the Company further discounted Total Revenue to $380,000.

For Artists, at the beginning of fiscal 2005, the Company used the following estimates to arrive at our Ultimate Revenue:

--------------------------------------------------------------------------------
       YEAR              Total           Dvd sales        Broadcast licenses
--------------------------------------------------------------------------------
       2006            1,025,000          500,000               525,000
--------------------------------------------------------------------------------
       2007             700,000           400,000               300,000
--------------------------------------------------------------------------------
       2008             725,000           400,000               325,000
                        -------           -------               -------
--------------------------------------------------------------------------------
       Total           2,450,000         1,300,000             1,150,000
--------------------------------------------------------------------------------

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

As at year end 2005, 89% of competed television programs and recordings and 53% of completed motion picture costs have been amortized.

The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

As at December 2010, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

Capital stock

The Company issued no shares in the three month period ended March 31, 2006. At December 31, 2005, the Company had 35,353,508 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Related Party Transactions

During the three month period ended March 31, 2006, $73,749 (March 31, 2005 - $53,247) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates. Included in accounts payable and accrued liabilities at March 31, 2006 was $52,608 (December 31, 2005 $26,304).

Limited Partnerships

During  2004  the  Company  entered  into  a  services   agreement  with  Devine
Entertainment Limited Partnership ("Partnership"). Under the terms of the agreement, the Partnership incurred certain expenses, until December 31, 2004, relating to the following services required in connection with the conduct of business of the Company:

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

On December 22, 2004, the Partnership exercised its right under the services agreement and the royalty interest payable was reclassified to capital stock.

Included in the cash, as a reduction, is bank indebtedness of $Nil (2004 - $94,665) and in accounts payable and accrued liabilities is $35,501 (2004 - $108,151) of the Limited Partnership.

During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF"), which to date has not been finalized. Under the terms of the agreement, QCF incurred certain expenses, until December 31, 2005, relating to the following services required in connection with the conduct of business of the Company.

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

Liquidity and Capital Resources

The Company's cash on hand as at March 31, 2006 was $189,688 as compared to $239,990 as at December 31, 2005, a decrease in cash position of $50,302.

The Company has no bank debt.

The Company expects to maintain renewed profitability from operations and expects that proceeds from sales of its film library and new production slate will generate additional revenues and positive cash flow through the balance of 2006.

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

OUTLOOK

The Company is optimistic about its renewed production for 2006 and 2007. With commitments in hand from CHUM Television and other Canadian funding sources, the Company expects to begin production of the first six episodes of the new primetime series, Across the River to Motor City, budgeted at $8,100,000 later this year. In addition, pre-sale commitments from broadcasters France 5, TPS Jeunesse, TVOntario and Knowledge network for the Company's new Writers' Specials series support the Company's expectations that at least one other major production will commence in the next 12 months.

In addition, the Company is optimistic about the successful commercial exploitation of Bailey's Billion$, which was released in DVD in the United States and Canada in April 2006 as well as the continued revenues generated from the Company's proprietary film library.

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

The Company is now moving forward with a significantly improved balance sheet and the opportunity to attract new capital resources for its ongoing business objectives. While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth and profitability through 2006 and into the future.

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of May 11, 2006 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 35,353,508
Series 1 preferred shares issued and outstanding: 494,550
Options: 3,280,000 outstanding options to purchase 3,280,000 common shares
Warrants: 4,877,450 outstanding to purchase 4,877,450 common shares
Debentures:  1,519,290 convertible into 3,301,600 common shares

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

                           PART II - OTHER INFORMATION

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

      (c)   Not applicable.

      (d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

      (a) Note 7 to the interim consolidated financial statements of the Company dated March 31, 2006 filed herewith is incorporated herein by reference.

      (b)   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

      (d)   Not applicable.

Item 5. Other Information.

      (a)   Not applicable.

      (b)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            i. 99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)

            ii. 99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)

            iii. A-1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b)
                  (32) (ii) of Regulation S-K).

            iv. A-2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601 (b)
                  (32) (ii) of Regulation S-K).

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEVINE ENTERTAINMENT CORPORATION

                                        By          /s/ David Devine
                                           -------------------------------------
                                                      David Devine
                                           Director, Chairman of the Board
                                           President and Chief Executive Officer

Dated: May 11, 2006

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                          Date
---------               -----                                          ----

/s/ David Devine        Director, Chairman of the Board             May 11, 2006
                        President and Chief Executive Officer

/s/ Richard Mozer       Director, Vice-Chairman of the              May 11, 2006
                        Board, Chief Financial Officer,
                        Treasurer and Secretary