Form 10QSB
period 2006-06-30
Devine Entertainment CORP
filed 2006-08-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________________to____________________
               Commission file number___________________________________________

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

                                  Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2006, the issuer had 39,076,499 Common Shares outstanding.

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

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements.



                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  June 30, 2006

                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                                  June 30, 2006

                                    CONTENTS

                                                                           PAGE
                                                                           ----

CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                           5

      Statement of Shareholders' Equity                                       6

      Statement of Operations                                                 7

      Statement of Cash Flows                                                 8

      Notes to Financial Statements                                        9-29

                                                                          PAGE V

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                     ASSETS
                                                     June 30          Dec 31
                                                       2006            2005
                                                     -------         -------
Current

Cash                                               $    660,765    $    239,990
Accounts receivable                                     214,134         229,581
Inventory                                                87,206          88,140
Prepaid and sundry assets                                29,406          26,312
                                                   ------------    ------------

                                                        991,511         584,023

Advances receivable (Note4)                             494,550         494,550
Investment in film, television
  programs and recordings (Note 5)                    7,057,663       6,848,108
Property and equipment (Note 6)                          22,541          23,872
                                                   ------------    ------------
                                                   $  8,566,265    $  7,950,553
                                                   ============

                                   LIABILITIES

Current

Accounts payable and accrued liabilities              1,138,618       1,259,239
Convertible debentures (Note 7)                       1,519,290       1,519,290
Deferred revenue                                        472,500              --
                                                   ------------
                                                      3,130,408       2,778,529
                                                   ------------

                              SHAREHOLDERS' EQUITY

Capital stock (Note 9)                             $ 12,790,669    $ 12,240,095
Contributed surplus (Note 10)                         1,018,851       1,007,376
Deficit                                              (8,373,663)     (8,075,447)
                                                   ------------
                                                      5,435,857       5,172,024
                                                   ------------
                                                   $  8,566,265    $  7,950,553
                                                   ------------

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE VI

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

            FOR THE PERIOD ENDED JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                      Stock                              Contributed
                               Common Shares           Warrants      Options        Preferred Shares       Surplus       Deficit
                               -------------           --------      -------        ----------------     -----------     -------
                              #             $             #             #            #           $            $             $
                                                                                                          (Note 10)
                         ---------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2004        32,251,088     11,208,887     5,459,950     3,440,000       494,550    494,550    1,051,886    (7,797,034)

- on conversion of
  warrants                2,547,500        433,450    (2,547,500)           --            --         --      (50,950)           --

- on issuance of step
  up warrants                    --        (10,190)    2,547,500            --            --         --       10,190            --

- on exercise of
  stock options             125,000         16,250            --      (125,000)           --         --       (3,750)           --

- on settlement for
  services rendered
  and accounts
  payable                   430,000         97,148            --            --            --         --           --            --

- expired
  options/warrants               --             --      (582,500)     (135,000)           --         --           --            --

- dividend distribution                                                                                                    (45,004)
NET LOSS                         --             --            --            --            --         --           --      (233,409)
                         ---------------------------------------------------------------------------------------------------------
BALANCE,                 35,353,508     11,745,545     4,877,450     3,180,000       494,550    494,550    1,007,376    (8,075,447)
December 31, 2005
- issuance of stock
  Options                        --             --            --       100,000            --         --        3,600            --
- on settlement for
  services rendered
  and accounts
  payable                   339,660         43,074            --       750,000            --         --        7,875            --

-issuance of
 Private Placement        3,383,331        507,500     1,691,666            --            --         --           --            --
NET LOSS                         --             --            --            --            --         --           --      (147,639)
                         ---------------------------------------------------------------------------------------------------------
BALANCE,
June 30, 2006            39,076,499     12,296,119     6,569,116     4,030,000       494,550    494,550    1,018,851    (8,223,086)
                         =========================================================================================================

See accompanying notes to interim consolidated financial statements.

                                                                        PAGE VII
                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                               Three months ended June 30,             Six months ended June 30,
                                                                2006                2005                2006               2005
                                                                ----                ----                ----               ----
REVENUE                                                    $    115,414        $  2,892,261        $    279,274        $  3,370,497
                                                           ------------        ------------        ------------        ------------
EXPENSES
 Operating                                                      156,200             214,791             388,577             389,835
 Stock-based compensation                                        23,184                  --              26,784                  --
Amortization
- film, television programs and recordings                       86,340           1,729,802             171,082           1,986,838
- equipment                                                       1,727               2,039               3,371               4,227
Interest                                                         (4,398)             12,579             (12,324)             34,070
                                                           ------------        ------------        ------------        ------------
                                                                263,053           1,959,211             577,490           2,414,970
                                                           ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                                     (147,639)            933,050            (298,216)            955,527

Provision for Income Taxes                                           --              12,189                  --              12,189
                                                           ------------        ------------        ------------        ------------
NET INCOME for the period                                      (147,639)            920,861            (298,216)            943,338
                                                           ------------        ------------        ------------        ------------
DEFICIT, beginning of period                                 (8,226,024)         (7,774,557)         (8,075,447)         (7,797,034)
                                                           ------------        ------------        ------------        ------------
DEFICIT, end of period                                     $ (8,373,663)       $ (6,853,696)       $ (8,373,663)       $ (6,853,696)
                                                           ============        ============        ============        ============
EARNINGS PER SHARE (Note 12)

Basic                                                      $      (0.00)       $       0.03        $      (0.01)       $       0.03
                                                           ============        ============        ============        ============
Fully Diluted                                              $      (0.00)       $       0.02        $      (0.01)       $       0.03
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE
SHARES  - BASIC                                              36,509,950          35,103,783          35,949,936          33,950,801
                                                           ============        ============        ============        ============
        - FULLY DILUTED                                      36,509,950          36,978,745          35,949,936          35,825,763
                                                           ============        ============        ============        ============

See accompanying notes to interim consolidated financial statements.

                                                                       PAGE VIII
                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                    Three months ended June 30,          Six months ended June 30,
                                                                       2006              2005              2006             2005
                                                                       ----              ----              ----             ----
OPERATING ACTIVITIES
Net income for the period                                           $(147,639)      $   920,861       $  (294,616)      $   943,338
Shares issued to settle accounts payable                                   --            78,748                --            78,748
Stock based compensation                                               23,184                --            23,184                --
Shares issued for services rendered                                    27,765                --            27,765            18,400
Amortization - film, television programs
               and recordings                                          86,340         1,729,802           171,082         1,986,838
             - Equipment                                                1,727             2,039             3,371             4,226
             - financing charges                                           --             4,250                --            27,623
Change in non-cash components of
     working capital (Note 17)                                        346,805        (2,179,997)          365,166        (1,848,318)
                                                                    ---------       -----------       -----------       -----------
                                                                      338,182           555,703           295,952         1,210,855
                                                                    ---------       -----------       -----------       -----------
FINANCING ACTIVITIES
Repayment of bank loans                                                    --          (361,839)               --          (919,664)
Issuance of shares on conversion of warrants                               --           178,125                --           382,500
Issuance of shares on exercise of the options                              --                --                --            12,500
                                                                    ---------       -----------       -----------       -----------
                                                                           --          (183,714)               --          (524,664)
                                                                    ---------       -----------       -----------       -----------
INVESTING ACTIVITIES
Investment in film, television programs and recordings               (192,605)         (333,323)         (382,677)         (498,208)
Shares issued on Private Placement                                    325,500                             507,500
Purchase of property and equipment                                         --                --                --                --
                                                                    ---------       -----------       -----------       -----------
                                                                      132,895          (333,323           124,823          (498,208)
                                                                    ---------       -----------       -----------       -----------
CHANGE IN CASH                                                        471,077            38,666           420,775           187,983

CASH, Beginning of period                                             189,688           254,044           239,990           104,727
                                                                    ---------       -----------       -----------       -----------
CASH, End of period                                                   660,765           292,710           660,765           292,710
                                                                    =========       ===========       ===========       ===========
SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                                  $      --       $     9,702       $        --       $    18,423
     Income taxes paid                                              $      --       $    12,189       $        --       $    12,189

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

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

2.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the requirements of the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 1751, "Interim Financial Statements." Accordingly, certain information and footnote disclosure normally included in annual financial statements prepared in accordance with Canadian generally accepted accounting principles ("GAAP") have been omitted or condensed. These interim consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities. All material inter-company balances and transactions have been eliminated. These unaudited interim consolidated financial statements and supplemental information should be read in conjunction with the Company's audited consolidated financial statements as at and for the year ended December 31, 2005, as set out in the December 2005 Annual Report.

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

                                  JUNE 30, 2006

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

            The June 30, 2006 interim consolidated financial statements include the accounts of Devine Entertainment Corporation (the "Company") with Variable Interest Entities ("VIE"). The June 30, 2006 interim consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and VIE's.

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

                                  JUNE 30, 2006

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

                                  JUNE 30, 2006

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

                                  JUNE 30, 2006

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

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014.


5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                            June 30, 2006                    December 31,
                                                                            Accumulated                         2005
                                                                Cost        Amortization           Net           Net
                                                                ----        ------------           ---           ---
      Completed television programs and recordings          $ 16,002,255     $ 14,426,885     $ 1,575,370    $ 1,723,043
      Completed Motion picture - Bailey's Billion$             6,969,564        3,763,899       3,205,665      3,241,219
      Projects in progress                                     2,276,628           -            2,276,628      1,883,846
                                                            ------------     ------------     -----------
                                                            $ 25,248,447     $ 18,190,784     $ 7,057,663    $ 6,848,108
                                                            ============     ============     ===========

The  Company  expects  to  amortize   approximately   $1,100,000  for  completed
television programs and recording costs and $1,900,000 for completed motion picture costs during the current fiscal year.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (Continued)

      The Company expects 98% of completed television programs and recordings and 62% of completed motion picture costs will be amortized by December 31, 2007.

      As at December 2011, over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from two to nine years at December 31, 2004.

6.    PROPERTY AND EQUIPMENT

                                                                        June 30, 2006                       December 31,
                                                                         Accumulated                            2005
                                                           Cost         Amortization           Net               Net
                                                           ----         ------------           ---               ---
      Computer and editing equipment                     $ 179,963         $ 162,888         $ 17,075          $ 17,810
      Furniture and fixtures                                58,193            52,727            5,466             6,062
                                                         ---------         ---------         --------
                                                         $ 238,156         $ 215,615         $ 22,541          $ 23,872
                                                         =========         =========         ========

7.    CONVERTIBLE DEBENTURES

                                                                                            June 30,       December 31,
                                                                                              2006             2005
                                                                                          -----------      ------------
               Principal
                 Issued
               - February 1996 (i)                                                        $    75,000      $     75,000
            - December 2000 (ii)                                                              550,000           550,000
                 - December 2000 (iii)                                                        835,800           835,800
                 - Capitalized interest (iv)                                                  240,000           240,000
                                                                                          -----------
                                                                                            1,700,800         1,700,800
               Less - equity component                                                       (181,510)         (181,510)
                                                                                          -----------
                                                                                          $ 1,519,290      $  1,519,290
                                                                                          ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

7.    CONVERTIBLE DEBENTURES (Continued)

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first installment was made in April 2001. The Company is still in default on the second, third and fourth installments. As at June 30, 2006, there remains an outstanding balance of $75,000 plus $41,250 (December 31, 2005 - $37,500) in accrued interest on this debenture. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holder and expects that the Company will be able to settle the debenture in the normal course of operations.

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at June 30, 2006 the Company is in default of an outstanding balance of $194,337 (December 31, 2005 - $165,463) in accrued interest on these debentures. As a result of the default, the debentures are classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at June 30, 2005, there remains an outstanding balance of $293,208 (December 31, 2005 - $249,328) in accrued interest on these debentures. As a result of the default, the debentures are classified as a current

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

7.    CONVERTIBLE DEBENTURES (Continued)

                  liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

            (iv) As part of the settlement of the long-term debt, the Company has granted the same conversion privileges to the $240,000 portion of the interest accrued on the debentures described in notes 7(ii) and 7(iii) as on the related debentures. As at June 30, 2006 there is an outstanding amount of $50,400 (December 31, 2005 - $37,800) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

8.    PRIVATE PLACEMENT

      On May 31st the Company completed a private placement of 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit. Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per share. Net proceeds totaled $507,500.

9.    CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" shares 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares

                                                                                         Number            Amount
                                                                                         ------            ------
            Balance, December 31, 2005 and March 31, 2006                               35,353,508       $11,745,545

            Common shares issued on Private Placement                                    3,383,331           507,500

            Common shares issued for services rendered                                     185,100            43,074

            Common shares issued for stock-based compensation                              154,560                --
                                                                                        ----------

            Balance, June 30, 2006                                                      39,076,499       $12,296,119

     9. CAPITAL STOCK (Continued)

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

      (c)   Issued - Series 1 preferred shares

                                                                                            Number            Amount
                                                                                            ------            ------
            Balance, December 31, 2005 and June 30, 2006                                   494,550        $  494,550
                                                                                           -------

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

            The outstanding and exercisable stock options are as follows:

Exercise                                                                       Number          Allocated     Weighted
Price             Outstanding and Exercisable                               of Options           Value       Average
----------------------------------------------------------------------------------------------------------------------
                  Balance, December 31, 2005                                 3,180,000             96,100        0.10

                  Issued pursuant to stock option plan                         100,000              3,600        0.10
                                                                             ---------            -------        ----
                  Balance, March 31, 2006                                    3,280,000             99,700        0.10

                  Issued pursuant to services agreement                        375,000              5,250        0.15

                  Issued pursuant to services agreement                        375,000              2,625        0.17
                                                                             ---------            -------        ----
                  Balance, June 30, 2006                                     4,030,000            107,575        0.11
                                                                             =========            =======

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

9.    CAPITAL STOCK (Continued)

The Company has granted stock options as follows:

                                                                                                 Weighted
                                                                             Outstanding          Average
                                              Number       Exercise              and            Remaining
      Expiry Date          Grant Date      of Options        Price           Exercisable             Life
      -----------          ----------      ----------      --------          -----------        ---------
      Sept. 30,2006     June 25, 2004       180,000          0.10              180,000            0.25
      June 25, 2009     June 25, 2004     3,000,000          0.10            3,000,000            3.00
      April 25, 2009    April 25, 2006      100,000          0.10              100,000            2.80
      Jan. 11, 2007     June 11, 2006       375,000          0.15              375,000             0.5
      Jan. 11, 2007     June 11, 2006       375,000          0.17              375,000             0.5
                                          ---------                          ---------            ----
                                          4,030,000                          4,030,000            2.40
                                          =========                          =========            ====

The Board of Directors of the Company has approved an extention to the date of expiry of options as follows:

180,000 options granted June 25, 2004 expiry extended to September 30, 2006.

      The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

      Issue date                              April 25,2006        June 11, 2006
      --------------------------------------------------------------------------
      Number of options                             100,000              750,000
      Expected life                                 5 years            0.5 years
      Price volatility                                  30%                  30%
      Dividend yield                                     --                   --
      Risk-free interest rate of return                  5%                   5%
      Amount recorded   $3,600                      $7,875

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

9.    CAPITAL STOCK (Continued)

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

            Outstanding and Exercisable                          # of Warrants           Value             Price
            ----------------------------------------------------------------------------------------------------
            Balance, December 31, 2004                               5,459,950         113,900              0.37

            Converted to common shares                              (2,547,500)        (50,950)             0.15
               Issuance of step up warrants                          2,547,500          10,190              0.30
               Expired                                                (582,500)             --              0.48

            Balance, December 31, 2005                               4,877,450          73,140            $ 0.36

            Issued on Private Placement                              1,691,666              --              0.30

            Balance, June 30, 2006                                   6,569,116          73,140              0.34

            The Company has granted warrants as follows:

                                                                                                         Weighted
                                                                                       Outstanding        Average
                                                      Number         Exercise             and           Remaining
            Expiry Date             Grant Date      of Warrants        Price           Exercisable           Life
            -----------------------------------------------------------------------------------------------------
            December 31, 2006       June 30, 2004      499,950    0.15 - 0.20           499,950           0.50
            February 26, 2007       June 30, 2004    1,830,000           0.50         1,830,000           0.60
            April 7, 2007           April 7, 2005    2,547,500           0.30         2,547,500           0.75
            May, 31, 2007           May 31, 2006     1,691,666           0.30         1,691,666           0.80
                                                     ---------                        ---------           ----
                                                     6,569,116                        6,569,116           0.70
                                                     =========                        =========           ====

The Board of Directors of the Company has approved an extention to the date of expiry of warrants as follows:

499,950 warrants granted on June 30, 2004 expiry extended to December 31, 2006

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

10.   CONTRIBUTED SURPLUS

      Balance, December 31, 2004                                    $ 1,051,886
      Less:   Stock Options exercised (Note 9(d))                        (3,750)
      Less:  Warrants converted into common shares (Note 9(e))          (50,950)
      Add: Step up warrants granted                                      10,190
      Balance, December 31, 2005                                      1,007,376
      Add: Stock options granted                                          3,600
      Balance, March 31, 2006                                         1,010,976
      Add: Stock options granted                                          7,875
                                                                    ------------
      Balance, June 30, 2006                                        $ 1,018,851

                                                   June 30, 2006   Dec. 31, 2005
                                                   -------------   -------------
      Settlement of debt instruments                 $   656,626    $   656,626
      Equity portion of long-term debt (Note 7(a))       181,510        181,510
      Stock Options(Note 10 (d))                         107,575         96,100
      Warrants (Note 10(e))                               73,140         73,140
                                                     -----------    -----------
                                                     $ 1,018,851    $ 1,007,376
                                                     -----------

11.   INTEREST EXPENSE (INCOME)

                                      Three months              Six months
                                      ended June 30,          ended June 30,
                                    2006        2005        2006          2005
                                    ----        ----        ----          ----
Interest on
convertible debentures           $  44,552    $ 51,110    $  89,104
                                 $ 119,035                                    ~
Other interest                                   9,702                   18,423
                                 ---------    --------    ---------    --------
                                    44,552      60,812       89,104     137,458
Interest income                     (8,056)    (12,372)     (15,982)    (25,747)
Adjustment to prior
period estimates                        --                       --
                                 ---------    --------    ---------    --------
                                    36,496      48,440       73,122     111,711
Less: amounts capitalized
      to projects in progress      (40,445)    (35,861)     (84,997)    (77,641)
                                 ---------    --------    ---------    --------
                                    (3,949)     12,579      (11,875)     34,070
                                 ---------    --------    ---------    --------

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                   Outstanding
            ------                                                   -----------
            June 30, 2006                                             39,076,499
            June 30, 2005                                             35,103,783

                                      Three months ended June 30,  Six months ended June 30,
                                      ---------------------------  -------------------------
            Numerator:
            Net income (loss) as
            reported for basic EPS    $  (147,639)  $   920,861   $  (298,216)  $   943,338
            Less: Preferred share
            dividends paid and
            in arrears                    (11,220)      (11,220)      (22,440)      (22,440)
                                      -----------   -----------   -----------   -----------
            Net Income (Loss)         $  (158,859)  $   909,641   $  (320,656)  $   920,898
                                      -----------   -----------   -----------   -----------
            Denominator:
            Weighted average
            shares for basic EPS       36,509,950    35,103,783    35,949,936    33,950,801
                                      ===========   ===========   ===========   ===========
            Basic income (loss)
            per share                 $     (0.00)  $      0.03   $     (0.01)  $      0.03
                                      ===========   ===========   ===========   ===========

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                Three months ended June 30,       Six months ended June 30,
                                                ---------------------------       -------------------------
             Numerator:
             Net income (loss) as
             reported for basic EPS            $  (147,639)    $   920,861     $  (298,216)    $   943,338
             Less: Preferred share
             dividends paid and in arrears         (11,220)        (11,220)        (22,440)        (11,220)
                                               -----------     -----------     -----------     -----------
             Net Income (loss)                    (158,859)    $   909,641        (320,656)    $   920,898
                                               -----------     -----------     -----------     -----------
             Denominator:
             Weighted average shares for
             basic EPS                          36,509,950      35,103,783      35,949,936      33,950,801
                                               ===========     ===========     ===========     ===========
             Effect of dilutive securities:
             Stock options and Warrants                 --       1,874,962              --       1,874,962
                                               -----------     -----------     -----------     -----------
             Adjusted weighted
             average shares and assumed
             conversions for dilutive EPS       36,509,950      36,978,745      35,949,936      35,825,763
                                               ===========     ===========     ===========     ===========
             Fully diluted income (loss)
             per share                         $     (0.00)    $      0.02           (0.01)    $      0.03
                                               ===========     ===========     ===========     ===========

      (c) Anti-dilutive: For the three months ended June 30, 2006 and 2005, 4,030,000 and nil options to purchase common shares and warrants of 6,569,116 and 2,380,000, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2006 and the warrant exercise prices were greater than the average market price of the common shares in 2005.

            For the six months ended June 30, 2006 and 2005, 4,030,000 and nil options to purchase common shares and warrants of 6,569,116 and 2,380,000, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2006 and the warrant exercise prices were greater than the average market price of the common shares in 2005.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

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

      (i)   Fair Value

            The carrying values of cash, accounts receivable, convertible debenture issued in February 1996 and accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The carrying value of advances receivable approximates their fair value because the interest rate charged is at market rate.

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at June 30, 2006 and 2005. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2006.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006



14.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

       2006                                                          13,500
       2007                                                          28,000
       2008                                                          29,000
       2009                                                          13,000
                                                                     ------
                                                                    $83,500

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

15.   RELATED PARTY TRANSACTIONS

      During the three month period ended June 30, 2006, $73,749 (June 30,2005 $107,328) and six month period ended June 30, 2006 $147,498 (June 30, 2005
      $181,077) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

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

17.   CHANGE  IN  NON-CASH   COMPONENTS  OF  WORKING  CAPITAL  AND  SUPPLEMENTAL
      INFORMATION

                                                                  Three months ended June 30,           Six months ended June 30,
                                                                     2006              2005                2006            2005
                                                                     ----              ----                ----            ----
Change in non-cash working capital
Accounts receivable                                            $   (41,047)       $   190,706        $    15,447
                                                               $   498,897
Tax credits receivable                                                --              299,097               --              299,097
Inventory                                                           (7,612)           (75,573)               934            (63,081)
Prepaids and sundry receivable                                       6,377            (27,781)            (3,094)           (52,284)
Accounts payable and accrued liabilities                           (83,414)            92,525           (120,621)           128,024
Deferred revenue                                                   472,500         (2,658,971)           472,500         (2,658,971)
                                                                   -------         ----------            -------         ----------
                                                                   346,805         (2,179,997)           365,166         (1,848,318)
                                                                   -------         ----------            -------         ----------

Non-cash transactions
Shares issued on settlement of payables                             27,765             78,748             27,765             78,748
Stock-based compensation                                            23,184               --               23,184             18,400
Shares issued on settlement of long-term debts                        --              232,505               --              232,505

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

18.   SEGMENTED INFORMATION

      The Company conducts its operations in one business segment: distribution of internally produced films and television programs.

      Revenue by geographic location, based on the location of customers, is as follows:

                                                         Three months ended June 30,                    Six months ended June 30,
                                                          2006                  2005                   2006                   2005
                                                          ----                  ----                   ----                   ----
Canada                                               $   12,020             $   80,000             $   18,876
                                                     $  196,000
United States                                            66,624                153,000                138,772                222,000
France                                                     --                     --                   68,723                 99,000
United Kingdom                                             --                2,659,000                   --                2,659,000
Other foreign                                            36,770                   --                   52,903                194,000
                                                        -------              ---------                -------              ---------
                                                        115,414              2,892,000                279,274              3,370,000
                                                        =======              =========                =======              =========

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

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

June 30, 2006                                       CDN GAAP           U.S. GAAP
-------------                                       --------           ---------
                                                        $                  $
Balance Sheet
-------------

Convertible Debentures                              1,519,290          1,700,800

Contributed Surplus                                 1,018,851            552,538

Deficit                                             8,373,663          8,111,423

Other liabilities                                        --              517,113

Capital stock                                      12,790,669         12,296,119

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

Income Statement
----------------

                                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                                                CDN GAAP             U.S. GAAP           CDN GAAP          U.S. GAAP
                                                                --------             ---------           --------          ---------

Interest expense (income)                                       $(4,398)             $ 6,822             $ 3,371             $25,811

December 31, 2005                                    CDN GAAP          U.S. GAAP
-----------------                                    --------          ---------
                                                         $                 $
Balance Sheet
-------------

Convertible Debentures                              1,519,290          1,700,800

Contributed Surplus                                 1,007,376            541,063

Deficit                                             8,075,447          7,790,767

Other liabilities                                        --              494,673

Capital stock                                      12,240,095         11,745,545

Income Statement
----------------

Interest expense                                       50,832             95,836

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis has been prepared as of August 14, 2006 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment Corporation ("Devine" or the "Company") for the three month periods ended June 30, 2006 and 2005. It should be read in conjunction with the accompanying unaudited interim consolidated financial statements and the notes therein. Additional information related to the Company is available on Sedar at www.sedar.com . The financial data in this document have been prepared in accordance with Canadian GAAP. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

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

SECOND QUARTER HIGHLIGHTS

The Company's second quarter activities in 2006 continued the trend started in the first quarter of 2006 and were focused on preparing its new production slate for 2006 and 2007, specifically the new primetime mystery series for Chum Television, Across the River to Motor City and the Canada-France co-production of The Writers' Specials. Agreements signed with Chum Television and Carrere Group in the quarter are expected to generate revenues of over $4,000,000 in the first half of 2007 when new film and television programs are delivered. Overall revenues from the Company's proprietary library of $115,414 were lower than for the same period 2005, as expected, and reflected that the Company's feature film, Bailey's Billion$, has completed its first sales cycle generating over $6.1 million in revenues in 2004 and 2005.

      o The Company reported a modest net loss of $147,639or ($0.00) per share in the three months ended June 30, 2006 reflecting the Company's focus on preparing its new production slate for 2006 and 2007. The Company's net loss in the six month period ended June 30, 2006 was 298,216 or approximately (0.01) per share as compared net earnings of $943,338 or 0.03 per share for the same six month period in 2005.

      o The Company's cash on hand increased by $471,077 or approximately 248% to $660,765 as compared to $189,688 in the quarter ended March, 2006, primarily as a result of cash flow from the proceeds of a successful private placement that closed May 31, 2006 and initial payments for the Across the River to Motor City production received in June of 2006

      o Shareholder's equity increased by 410,810 in the quarter ended June 30, 2006 to $5,435,857, reflecting an increase of 263,833 from $5,172,024 as at December 31, 2005.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues

The Company's second quarter revenues in 2006 decreased by $2,776,847 to $115,414 as compared to $2,892,261 for the same period in 2005. This reflected the expected completion of the first sales cycle of the Company's feature film, Bailey's Billion$, which generated $6.1 million in 2004 and 2005, $2,658, 970 of which were generated the three months ended June 30, 2005.

The Company's proprietary film library generated $115,414 in revenues. $78,644 of the revenue was derived from DVD, video and ancillary publishing sales in North America and $36,770 from sales of distribution rights in Germany of Bailey's Billion$.

Reflecting the fact that the film library revenues in the second quarter 2006 are derived primarily from sales in the United States and Canada and the revenues from the sales of Bailey's Billion$ came from a sale of foreign distribution rights in Germany, the Company's revenues by geographic location, based on the location of customers were as follows:

                                                       Three months                                 Six months
                                                      ended June 30                                ended June 30
Revenue                                       2006                   2005                   2006                  2005

Canada                                   $   12,000             $   80,000             $   18,000             $  196,000
United States                                66,000                153,000                139,000                222,000
France                                         --                     --                   69,000                 99,000
Germany                                      37,000                   --                   37,000                   --
United Kingdom                                 --                2,659,000                   --                2,659,000
Other foreign                                  --                                          15,000
Europe - Other                                 --                     --                    1,000                194,000
                                         ----------             ----------             ----------             ----------
                                            115,000              2,892,000                279,000              3,370,000

Earnings (loss) per Common Share (EPS)

In the second quarter of 2006, the Company's adjusted net loss for EPS is $147,639 or ($0.00) per common share (basic), as compared with adjusted net income of $920,861 or $0.03 per common share for the same period in 2005. These results reflect that the Company's second quarter activities in 2006 were focused on preparing its new production slate for 2006 and 2007, specifically the new primetime mystery series for ChumCity, Across the River to Motor City and the Canada-France co-production of The Writers' Specials, and that the initial sales cycle of the Company's feature film, Bailey's Billion$, was completed in 2005. The Company's net loss in the six month period ended June 30, 2006 was 298,216 or approximately (0.01) per share as compared net earnings of $943,338 or 0.03 per share for the same six month period in 2005.

Shareholders' Equity

Shareholder's equity increased by 410,810 in the quarter ended June 30, 2006 to $5,435,857, reflecting an increase of 263,833 or 5% from $5,172,024 as at December 31, 2005.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation, amortization and gains on settlement of debt was in a modest loss position at (63,970) in the second quarter of 2006, as compared to $2,677,470 for the same period in 2005.

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

Operating expenses

The Company's operating expenses for the three month period ended June 30, 2006 decreased by $58,591 or approximately 27% to $156,200, as compared to $214,791 in the same period in 2005, reflecting that the Company's second quarter activities in 2006 were focused on preparing its production currently in progress, the new primetime mystery series for Chum Television, Across the River to Motor City.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity.

Primary among them is a new primetime television series in association with Jonsworth Productions and CHUM Television, entitled Across the River to Motor City, with commitments from CHUM Television The Canadian Television Fund, The Independent Production Fund and other Canadian funding sources committed and or contracted in the quarter ended June 30, 2006. Pre-production for Across the River to Motor City began in the second quarter of 2006 and principal photography is scheduled to commence in September 2006. The Company expects that sales currently contracted will generate revenues of approximately $3.9 million in the first six months of 2007 when the initial episodes of the series are delivered and related revenues are recognized.

The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. Pre-sale commitments from France 5 and TPS Jeunesse support the Company's expectation that production on the new series will begin within approximately 12 months.

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

Amortization expenses as at June 30, 2006 for the Company's library of completed television programs and recordings and motion picture totaled $171,082. As at June 30, 2006, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $1,575,370 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated at $3,205,665 after accumulated amortization and the Company's investment in projects in development was estimated as $2,276,628 as per the following table:

                                                                          June 30, 2006                         Dec. 31, 2005
                                                                          -------------                         -------------
                                                                                    Accumulated
                                                                       Cost         Amortization           Net                 Net
                                                                       ----         ------------           ---                 ---

Completed television programs and recordings                       $16,002,255       $14,426,885       $ 1,575,370       $ 1,723,043
Completed Motion picture - Bailey's Billion$                         6,969,564         3,763,899         3,205,665         3,241,219
Projects in progress                                                 2,276,628              --           2,276,628         1,883,846
                                                                   -----------       -----------       -----------

                                                                   $25,248,447       $18,190,784       $ 7,057,663       $ 6,848,108
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


                                                                      Composers - DVD    Inventors DVD         Artists DVD
                                                                      ---------------    -------------         -----------
                                                     Yr TOTAL            Ancillary          Ancillary           Ancillary
                                                     --------            ---------          ---------           ---------
                                      2000           $731,837            $145,590           $397,147            $189,100
                                      2001           $748,178            $ 37,880           $354,253            $356,045
                                      2002           $602,443            $166,427           $241,577            $194,439
                                      2003           $623,918            $187,603           $230,907            $205,408
                                      2004           $346,712            $153,977           $ 94,566            $ 98,169
                                      2005           $868,574            $573,533           $168,610            $126,431

6 year average                                       $653,610            $210,835           $247,843            $194,932
                                                     --------            --------           --------            --------
% increase 2005/2004                                      150%              272.%                 78%                 29%

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

The table below details Inventors DVD/ancillary sales currently being pursued and the estimated values - in addition to existing DVD accounts in 2005 and 2006:

Year                                           2006
                                               ----
Educational Science Catalogue                125,000
Utah telemarketer                             45,000
Italy VOD                                     90,000
Balkan DVD Kiosks                             90,000
New Foreign DVD sales                         25,000
                                              ------
Total additional expected                    375,000
Expected base                                200,000
Anticipated Annual DVD sales                 575,000

The table below details Artists DVD/ancillary sales currently being pursued and the estimated values - in addition to existing DVD accounts through 2008:

Year                                          2006        2007       2008
                                              ----        ----       ----
Educational Art Catalogue                   125,000      125,000    125,000
Utah Telemarketer                            45,000       45,000     45,000
Italy VOD                                    90,000            0          0
Balkan DVD Kiosks                            90,000       90,000     90,000
New Foreign DVD sales                        25,000       25,000     25,000
                                             ------       ------     ------
Total additional expected                   375,000      285,000    285,000
Expected base                               150,000      150,000    150,000
                                            -------      -------    -------
Anticipated Annual DVD sales                525,000      435,000    435,000

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

Expected Inventors Broadcast sales and estimated values - in addition to existing DVD accounts in 2005 and 2006:

                                                         Amount            Year
                                                         ------            ----
US Broadcast                                             90,000            2006
French Canada Broadcast                                  90,000            2006
France Broadcast                                         67,500            2006
German Broadcast                                        120,000            2006
UK Broadcast                                            150,000            2006
Spain, Japan, Korea, Holland Italy Broadcast            150,000            2006
Other ex-North America Broadcast                         25,000            2006
                                                         ------
Anticipated total in 2006                               692,500

Expected Artists Broadcast sales and estimated values - in addition to existing DVD accounts in 2006 through 2008:

Years                                                 2006-2007            2008
-----                                                 ---------         -------
US Broadcast                                             90,000          60,000
English and French Canada Broadcast                      90,000          60,000
France Broadcast                                         67,500          75,000
German Broadcast                                        120,000               0
UK Broadcast                                            150,000          75,000
Spain, Japan, Korea, Holland Broadcast                  150,000          75,000
Other ex-North America Broadcast                        175,000          75,000
                                                        -------         -------
Anticipated total over 3 years                          842,500         345,000

For Inventors, at the end of 2005, the Company used the following estimates to arrive at Ultimate Revenue:


--------------------------------------------------------------------------------
        Year         Total         Dvd sales         Broadcast licenses
--------------------------------------------------------------------------------
        2006       1,200,000        550,000               650,000
                   ---------        -------               -------
--------------------------------------------------------------------------------
Due to the short period available to derive the revenue, the Company further discounted Total Revenue to $380,000 .

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

Capital stock

The Company issued 3,722,991 common shares in the three month period ended June 30, 2006 as part of the following transactions:

(i) On May 31, 2006, the Company successfully completed a private placement and issued 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit.

Each full warrant was exercisable, at any time prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per unit.

(ii) The Company issued 304,560 common shares as payments to consultants in the quarter.

(iii) The Company issued 35,100 common shares as compensation to the outside directors serving on the board.

At June 30, 2006 the Company had 39,076,499 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Related Party Transactions

During the three month period ended June 30, 2006, $73,749 (June 30, 2005, $107,328) and six month period ended June 30, 2006 - $147,498 (June 30, 2005
$81,077), of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

Liquidity and Capital Resources

The Company's cash on hand increased by $471,077 or approximately 248% to $660,765 as compared to $189,688 in the quarter ended June 30, 2006, primarily as a result of cash flow from the proceeds of a successful private placement that closed May 31, 2006 and initial payments for the Across the River to Motor City production received in June of 2006.

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

Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2006. On May 31, 2006, the Company successfully completed a private placement and issued 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit for cash proceeds of $507,500.

The Company intends to actively seek additional funding in calendar 2006.

OUTLOOK

The Company is optimistic about its renewed production for 2006 and 2007. With commitments in hand from CHUM Television and other Canadian funding sources, the Company has commenced pre-production and expects to begin principal photography of the first six episodes of the new primetime series, Across the River to Motor City, budgeted at $8,100,000 later this year. Commitments currently contracted confirm initial sales of over $3.9 million which the Company expects to recognize on delivery of the series episodes in the first six months of 2007. In addition, pre-sale commitments from broadcasters France 5, TPS Jeunesse, TVOntario and Knowledge network for the Company's new Writers' Specials series support the Company's expectations that at least one other major production will commence in the next 12 months.

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data
As of August 14, 2006 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 39,076,499
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,030,000 outstanding options to purchase 4,030,000 common shares
Warrants: 6,569,116 outstanding to purchase 6,569,116 common shares
Debentures: 1,519,290 convertible into 3,301,600 common shares

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

      (c)   Not applicable.

      (d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

      (a) Note 7 to the interim consolidated financial statements of the Company dated June 30, 2006 filed herewith is incorporated herein by reference.

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

                                           DEVINE ENTERTAINMENT CORPORATION

                                           By
                                             ------------------------------
                                                      David Devine
                                           Director, Chairman of the Board
                                           President and Chief Executive Officer

Dated: August 14, 2006

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title                                        Date
-------------------------------------------------------------------------------

/s/ David Devine     Director, Chairman of the Board            August 14, 2006
                     President and Chief Executive Officer

/s/ Richard Mozer    Director, Vice-Chairman of the             August 14, 2006
                     Board, Chief Financial Officer,
                     Treasurer and Secretary