Form 10QSB/A
period 2006-06-30
Devine Entertainment CORP
filed 2006-08-29
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A


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

                                           DEVINE ENTERTAINMENT CORPORATION

                                           By     /s/ David Devine
                                             ------------------------------
                                                      David Devine
                                           Director, Chairman of the Board
                                           President and Chief Executive Officer

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