Form 10QSB
period 2006-09-30
Devine Entertainment CORP
filed 2006-11-13
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ______________________

                 Commission file number ________________________________________

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

                                  Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No___

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes___   No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2006, the issuer had 39,213,699 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___   No X

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

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               September 30, 2006

                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                               September 30, 2006

                                    CONTENTS

                                                                       PAGE

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                            5

Statement of Shareholders' Equity                                        6

Statement of Operations                                                  7

Statement of Cash Flows                                                  8

Notes to Financial Statements                                         9 - 29

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                                           ASSETS

                                                                                           September 30               Dec  31
                                                                                                   2006                  2005
                                                                                           ------------          ------------
Current
-------
Cash                                                                                       $    719,263          $    239,990
Accounts receivable                                                                             108,452               229,581
Inventory                                                                                        70,721                88,140
Prepaid and sundry assets                                                                       337,095                26,312
                                                                                           ------------          ------------

                                                                                              1,235,531               584,023

Advances receivable (Note4)                                                                     494,550               494,550
Investment in film, television programs and recordings (Note 5)                               8,532,439             6,848,108
Property and equipment (Note 6)                                                                  21,919                23,872
                                                                                           ------------          ------------
                                                                                           $(10,284,439)         $ (7,950,553)
                                                                                           ============          ============
                                                         LIABILITIES

Current
-------

Accounts payable and accrued liabilities                                                      1,420,404             1,259,239
Convertible debentures (Note 7)                                                               1,519,290             1,519,290
Deferred revenue                                                                              2,137,786                    --
                                                                                           ------------          ------------
                                                                                             (5,077,480)           (2,778,529)
                                                                                           ------------          ------------

                                                    SHAREHOLDERS' EQUITY

Capital Stock (Note 9b)                                                                    $ 12,299,119          $ 11,745,545
Preferred Shares (Note 9c)                                                                      494,550               494,550
Contributed surplus (Note 10)                                                                 1,018,351             1,007,376
Deficit                                                                                      (8,605,061)           (8,075,447)
                                                                                           ------------          ------------

                                                                                             (5,206,959)           (5,172,024)
                                                                                           ------------          ------------

                                                                                           $ 10,284,439          $  7,950,553
                                                                                           ============          ============


See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

          FOR THE PERIOD ENDED SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                      Stock                                 Contributed
                              Common Shares           Warrants       Options           Preferred Shares        Surplus      Deficit
                              -------------           --------       -------           ----------------        -------      -------
                              #           $              #              #              #              $           $            $
                                                                                                              (Note 10)

                         -----------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2004        32,251,088    11,208,887     5,459,950     3,440,000       494,550      494,550    1,051,886    (7,797,034)

- on conversion of
  warrants                2,547,500       433,450    (2,547,500)           --            --           --      (50,950)           --

- on issuance of step
  up warrants                    --       (10,190)    2,547,500            --            --           --       10,190            --

- on exercise of
  stock options             125,000        16,250            --      (125,000)           --           --       (3,750)           --

- on settlement for
  services rendered
  and accounts
  payable                   430,000        97,148            --            --            --           --           --            --

- expired
  options/warrants               --            --      (582,500)     (135,000)           --           --           --            --

- dividend
  distribution                                                                                                              (45,004)
NET LOSS                         --            --            --            --            --           --           --      (233,409)
                         -----------------------------------------------------------------------------------------------------------
BALANCE,                 35,353,508    11,745,545     4,877,450     3,180,000       494,550      494,550    1,007,376    (8,075,447)
December 31, 2005

- issuance of stock
  Options                        --            --            --       100,000            --           --        3,600            --
- on settlement for
  services rendered
  and accounts
  payable                   339,660        43,074            --       750,000            --           --        7,875            --


-issuance of
 Private Placement        3,383,331       507,500     1,691,666            --            --           --           --            --
- on exercise of
  stock options              25,000         3,000                     (25,000)                                   (500)
                         -----------------------------------------------------------------------------------------------------------
NET LOSS                         --            --            --            --            --           --           --      (529,614)
                         -----------------------------------------------------------------------------------------------------------

BALANCE,
September 30, 2006       39,101,499    12,299,119     6,569,116     4,005,000       494,550      494,550    1,018,351    (8,605,061)
                         ===========================================================================================================

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                   Three months ended                      Nine months ended
                                                   September 30,                           September 30,

                                                        2006                 2005               2006               2005
                                                        ----                 ----               ----               ----
REVENUE                                            $     84,255         $    180,899       $    363,529       $  3,551,396
                                                   ------------         ------------       ------------       ------------
EXPENSES
 Operating                                              287,420              192,765            675,995            582,600
 Stock-based compensation                                    --                   --             26,784                 --
Amortization
- film, television programs and recordings               28,426              290,907            199,508          2,277,745
- equipment                                               1,687                1,895              5,058              6,122
Interest                                                 (1,880)              18,498            (14,202)            52,568
                                                   ------------         ------------       ------------       ------------
                                                        315,653              504,065            893,143          2,919,035
                                                   ------------         ------------       ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                      (231,398)            (323,166)          (529,614)           632,361

Provision for Income Taxes                                   --                   --                 --             12,189
                                                   ------------         ------------       ------------       ------------

NET INCOME (LOSS) for the period                       (231,398)            (323,166)          (529,614)           620,172
                                                   ------------         ------------       ------------       ------------

DEFICIT, beginning of period                         (8,373,663)          (6,853,696)        (8,075,447)        (7,797,034)
                                                   ------------         ------------       ------------       ------------

DEFICIT, end of period                             $ (8,605,061)        $ (7,176,862)      $ (8,605,061)      $ (7,176,862)
                                                   ============         ============       ============       ============

EARNINGS (LOSS) PER SHARE (Note 12)

Basic                                              $      (0.01)        $      (0.01)      $      (0.01)      $       0.02
                                                   ============         ============       ============       ============
Fully Diluted                                      $      (0.01)        $      (0.01)      $      (0.01)      $       0.02
                                                   ============         ============       ============       ============

WEIGHTED AVERAGE
SHARES - BASIC                                       39,076,771           35,353,508         37,003,668         35,080,761
                                                   ============         ============       ============       ============
       - FULLY DILUTED                               39,076,771           35,353,508         37,003,668         36,959,342
                                                   ============         ============       ============       ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                          Three months ended                   Nine months ended
                                                                          September 30,                        September 30,

                                                                       2006              2005              2006             2005
OPERATING ACTIVITIES
Net income for the period                                         $  (231,398)      $  (323,166)      $  (529,614)      $   620,172
Shares issued to settle accounts payable                                   --                --                --                --
Stock based compensation                                                   --                --            26,784                --
Shares issued for services rendered                                        --                --                --                --
Amortization - film, television programs
               and recordings                                          28,426           290,907           199,508         2,277,745
               - Equipment                                              1,687             1,895             5,058             6,121
               - financing charges                                         --             4,250                --            31,873
Operating expenses paid in common shares                                                                                     18,400
Change in non-cash components of
     working capital (Note 17)                                      1,761,550           (68,629)        2,126,716        (1,838,199)
                                                                  -----------       -----------       -----------       -----------
                                                                    1,560,265           (94,743)        1,828,452         1,116,112
                                                                  -----------       -----------       -----------       -----------
FINANCING ACTIVITIES
Repayment of bank loans                                                    --                --                --          (919,664)
Issuance of shares on conversion of warrants                               --                --                --           382,500
Issuance of shares for services                                                                            27,765
Issuance of shares on exercise of the options                           2,500                --             2,500            12,500
                                                                  -----------       -----------       -----------       -----------
                                                                        2,500                --            30,265          (524,664)
                                                                  -----------       -----------       -----------       -----------
INVESTING ACTIVITIES
Investment in film, television
 programs and recordings                                           (1,503,200)          (35,928)       (1,883,839)         (534,136)
Shares issued on Private Placement                                         --                             507,500
Purchase of property and equipment                                     (1,067)               --            (3,105)               --
                                                                  -----------       -----------       -----------       -----------

                                                                   (1,504,267)          (35,928)       (1,379,444)         (534,136)
                                                                  -----------       -----------       -----------       -----------

CHANGE IN CASH                                                         58,498           130,671           479,273            57,312

CASH, Beginning of period                                             660,765           292,710           239,990           104,727
                                                                  -----------       -----------       -----------       -----------

CASH, End of period                                                   719,263           162,039           719,263           162,039
                                                                  ===========       ===========       ===========       ===========

SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                                $        --       $        --       $        --       $    18,423
     Income taxes paid                                            $        --       $        --       $        --       $    12,189

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

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

                               SEPTEMBER 30, 2006

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in the financial statements.

      (a)   Basis of Consolidation

            In October 2005 the Company amalgamated its operation with its wholly-owned subsidiaries.

            The September 30, 2006 interim consolidated financial statements include the accounts of Devine Entertainment Corporation (the "Company") with Variable Interest Entities ("VIE"). The September 30, 2006 interim consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries and VIE's.

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

                               SEPTEMBER 30, 2006

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

                               SEPTEMBER 30, 2006

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

                               SEPTEMBER 30, 2006

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

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014.

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                     September 30, 2006                   December 31, 2005
                                                                     ------------------                   -----------------
                                                                        Accumulated
                                                          Cost          Amortization           Net               Net
                                                          ----          ------------           ---               ---
Completed television programs and recordings           $15,999,530       $14,455,977       $ 1,543,553       $ 1,723,043
Completed Motion picture - Bailey's Billion$             6,972,580         3,763,932         3,208,648         3,241,219

Projects in progress                                     3,780,238                --         3,780,238         1,883,846
                                                       -----------       -----------       -----------       -----------

                                                       $26,752,348       $18,219,909       $ 8,532,439       $ 6,848,108
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

                               SEPTEMBER 30, 2006

5.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (Continued)

      The Company expects 98% of completed television programs and recordings and 62% of completed motion picture costs will be amortized by December 31, 2007.

      As at December 2011 over 80% of the completed motion picture costs will be amortized.

      The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

6.    PROPERTY AND EQUIPMENT

                                 September 30, 2006            December 31, 2005
                                 ------------------            -----------------
                                   Accumulated
                        Cost       Amortization        Net           Net
                        ----       ------------        ---           ---
Computer and
 editing equipment    $181,028      $164,302        $ 16,726      $ 17,810
Furniture and
 fixtures               58,193        53,000           5,193         6,062
                      --------      --------        --------      --------

                      $239,221      $217,302        $ 21,919      $ 23,872
                      ========      ========        ========      ========


7.    CONVERTIBLE DEBENTURES

                                             September 30         December 31
                                                2006                 2005
                                                ----                 ----

      Principal
        Issued

      - February 1996 (i)                   $   75,000           $   75,000
      - December 2000 (ii)                     550,000              550,000
      - December 2000 (iii)                    835,800              835,800
      - Capitalized interest (iv)              240,000              240,000
                                            ----------           ----------
                                             1,700,800            1,700,800
      Less - equity component                 (181,510)            (181,510)
                                            ----------           ----------

                                            $1,519,290           $1,519,290
                                            ==========           ==========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

7.    CONVERTIBLE DEBENTURES (Continued)

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

      Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at September 30, 2006, there remains an outstanding balance of $75,000 plus $43,125 (December 31, 2005 - $37,500) in accrued interest on this debenture. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at September 30, 2006 the Company is in default of an outstanding balance of $208,774 (December 31, 2005 - $165,463) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.


      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at September 30, 2006, there remains an outstanding balance of $315,148 (December 31, 2005 - $249,328) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt, the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 7(ii) and 7(iii) as on the related debentures. As at September 30, 2006 there is an outstanding amount of 56,700 (December 31, 2005 - $37,800) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

      debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

8.    PRIVATE PLACEMENT

      On May 31, 2006, the Company completed a private placement of 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit. Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per share. Net proceeds totaled $507,500.

9.    CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and an unlimited number of preferred shares issuable in series.

      (b)   Issued - common shares

                                                      Number           Amount
                                                      ------           ------

            Balance, December 31, 2005 and
              March 31, 2006                        35,353,508       $11,745,545

            Common shares issued on
              Private Placement                      3,383,331           507,500

            Common shares issued for
              services rendered                        185,100            43,074

            Common shares issued for
              stock-based compensation                 154,560                --

            Common shares issued for
              options exercised                         25,000             3,000
                                                    ==========       ===========

            Balance, September 30, 2006             39,101,499       $12,299,119

            In September  2006, the Company issued 25,000 common shares to
            employees  who  exercised   their  stock  options,   for  cash
            consideration of $2,500.

      (c)   Issued - Series 1 preferred shares

                                                      Number           Amount
                                                      ------           ------

                  Balance, December 31, 2005 and
                    September 30, 2006                 494,550        $  494,550
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

                               SEPTEMBER 30, 2006

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

      The outstanding and exercisable stock options are as follows:


                                                                        Weighted
                                                                         Average
                                                 Number     Allocated   Exercise
      Outstanding and Exercisable              of Options     Value      Price
      --------------------------------------------------------------------------
      Balance, December 31, 2005               3,180,000     96,100       0.10

      Issued pursuant to stock option plan       100,000      3,600       0.10
                                               ---------    -------       ----

      Balance, March 31, 2006                  3,280,000     99,700       0.10

      Issued pursuant to services agreement      375,000      5,250       0.15

      Issued pursuant to services agreement      375,000      2,625       0.17
                                               ---------    -------       ----

      Balance, June 30, 2006                   4,030,000    107,575       0.11

      Options exercised                          (25,000)      (500)      0.10

      Balance, September 30, 2006              4,005,000    107,075       0.11
                                               =========    =======       ====

      The Company has granted stock options as follows:

                                                                        Weighted
                                                          Outstanding   Average
                                      Number    Exercise      and      Remaining
Expiry Date        Grant Date      of Options     Price   Exercisable    Life
--------------------------------------------------------------------------------

Sept. 30,2007     June 25, 2004     155,000       0.10      155,000      1.00
June 25, 2009     June 25, 2004   3,000,000       0.10    3,000,000      2.75
April 25, 2009   April 25, 2006     100,000       0.10      100,000      2.55
Jan. 11, 2007     June 11, 2006     375,000       0.15      375,000      0.25
Jan. 11, 2007     June 11, 2006     375,000       0.17      375,000      0.25
                                  ---------               ---------      ----
                                  4,005,000               4,005,000      2.22
                                  =========               =========      ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

9.    CAPITAL STOCK (Continued)

      The Board of Directors of the Company has approved an extention to the date of expiry of options as follows: 180,000 options granted June 25, 2004 expiry extended to September 30, 2007.

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Issue date                          April 25,2006      June 11, 2006
            --------------------------------------------------------------------
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

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

Outstanding and Exercisable          # of Warrants         Value         Price
-------------------------------------------------------------------------------
Balance, December 31, 2004              5,459,950         113,900         0.37

   Converted to common shares          (2,547,500)        (50,950)        0.15
   Issuance of step up warrants         2,547,500          10,190         0.30
   Expired                               (582,500)             --         0.48
                                        ---------          ------       ------
Balance, December 31, 2005              4,877,450          73,140       $ 0.36

Issued on Private Placement             1,691,666              --         0.30
                                        ---------          ------       ------

Balance, September 30, 2006             6,569,116          73,140         0.34
                                        =========          ======       ======

The Company has granted warrants as follows:

                                                                                   Weighted
                                                                   Outstanding     Average
                                         Number       Exercise         and        Remaining
Expiry Date           Grant Date      of Warrants      Price       Exercisable      Life
--------------------------------------------------------------------------------------------
December 31, 2006   June 30, 2004       499,950     0.15 - 0.20       499,950        0.25
February 26, 2007   June 30, 2004     1,830,000            0.50     1,830,000        0.35
April 7, 2007       April 7, 2005     2,547,500            0.30     2,547,500        0.50
May, 31, 2007        May 31, 2006     1,691,666            0.30     1,691,666        0.55
                                      ---------                     ---------        ----
                                      6,569,116                     6,569,116        0.45
                                      =========                     =========        ====

      The Board of Directors of the Company has approved an extention to the date of expiry of warrants as follows: 499,950 warrants granted on June 30, 2004 expiry extended to December 31, 2006.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

10.   CONTRIBUTED SURPLUS

      Balance, December 31, 2004                   $  1,051,886
      Less:   Stock Options exercised (Note 9(d))        (3,750)
      Less:  Warrants converted into
        common shares (Note 9(e))                      (50,950)
      Add: Step up warrants granted                      10,190
                                                   ------------
      Balance, December 31, 2005                      1,007,376
      Add: Stock options granted                          3,600
      Balance, March 31, 2006                         1,010,976
      Add: Stock options granted                          7,875
                                                   ------------
      Balance, June 30, 2006                          1,018,851

      Less: Stock Options exercised (Note 9(d))            (500)
                                                   ------------

      Balance September 30, 2006                      1,018,351
                                                   ============

                                                      Sept. 30,     Dec. 31,
                                                        2006          2005
                                                     ----------   ----------
      Settlement of debt instruments                 $  656,626   $  656,626
      Equity portion of long-term debt (Note 7(a))      181,510      181,510
      Stock Options(Note 9 (d))                         107,075       96,100

      Warrants (Note 9(e))                               73,140       73,140
                                                     ----------   ----------

                                                     $1,018,351   $1,007,376
                                                     ==========   ==========

11.   INTEREST EXPENSE (INCOME)

                                                        Three months ended Sept. 30,      Nine months ended Sept. 30,

                                                             2006         2005                 2006         2005
                                                             ----         ----                 ----         ----
      Interest on convertible debentures                  $  44,552    $  44,552            $ 133,656    $ 168,245
                                                          ---------    ---------            ---------    ---------
      Other interest                                          1,512        4,658                1,512       18,423
                                                          ---------    ---------            ---------    ---------
                                                             46,064       49,210              135,168      186,668
      Interest income                                        (8,640)      (8,615)             (25,070)     (34,362)
      Adjustment to prior period estimates                     --                               --
                                                          ---------    ---------            ---------    ---------
                                                             37,424       40,595              110,098      152,306
      Less: amounts capitalized to projects in progress     (39,304)     (22,097)            (124,300)     (99,738)
                                                          ---------    ---------            ---------    ---------

                                                             (1,880)      18,498              (14,202)      52,568
                                                          ---------    ---------            ---------    ---------

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                  Outstanding
            ------                                                  -----------

            September 30, 2006                                       39,101,499
            September 30, 2005                                       35,353,508

                                                 Three months ended Sept. 30,    Nine months ended Sept. 30,
                                                      2006            2005             2006            2005
      Numerator:
      ----------
      Net income (loss) as reported for basic
      EPS                                        $   (231,398)   $   (323,166)   $   (529,614)   $    620,172

      Less: Preferred share dividends paid
      and in arrears                                  (11,251)        (11,251)        (33,753)        (33,753)
                                                 ------------    ------------    ------------    ------------

      Net Income (Loss)                          $   (242,649)   $   (334,417)   $   (563,367)   $    586,419
                                                 ------------    ------------    ------------    ------------
      Denominator:
      ------------
      Weighted average shares for basic EPS        39,076,771      35,353,508      37,003,668      35,080,761

      Basic income (loss) per share              $      (0.01)   $      (0.01)   $      (0.02)   $       0.02
                                                 ============    ============    ============    ============

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

12.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                 Three months ended Sept. 30,    Nine months ended Sept. 30,
                                                      2006           2005             2006            2005
      Numerator:
      ----------
      Net income (loss) as reported for basic
      EPS                                        $   (231,398)   $   (323,166)   $   (529,614)   $    620,172
      Less: Preferred share dividends paid and
      in arrears                                      (11,251)        (11,251)        (33,753)        (33,753)
                                                 ------------    ------------    ------------    ------------
      Net Income (Loss)                          $   (242,649)   $   (334,417)   $   (563,367)   $    586,419
                                                 ------------    ------------    ------------    ------------

      Denominator:
      ------------
      Weighted average shares for basic
      EPS                                          39,076,771      35,353,508      37,003,668      35,080,761
      Effect of dilutive securities:
      Stock options                                                                                 1,400,585
      Warrants                                                                                        477,996
      Adjusted weighted average shares
      and assumed conversions for
      dilutive securities                          39,076,771      35,353,508      37,003,668      36,959,342

      Basic income (loss) per share              $      (0.01)   $      (0.01)   $      (0.02)   $       0.02
                                                 ============    ============    ============    ============

      (c) Anti-dilutive: For the three months ended September 30, 2006 and 2005, 4,005,000 and nil options to purchase common shares and warrants of 6,569,116 and 2,380,000, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2006 and the warrant exercise prices were greater than the average market price of the common shares in 2005.

            For the nine months ended September 30, 2006 and 2005, 4,005,000 and nil options to purchase common shares and warrants of 6,569,116 and 2,380,000, respectively, were not included in the computation of diluted earnings per share because of the loss position in 2006 and the warrant exercise prices were greater than the average market price of the common shares in 2005.

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

                               SEPTEMBER 30, 2006

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

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at September 30, 2006 and 2005. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at September 30, 2006.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

14.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                         2006                                     6,750
                         2007                                    28,000
                         2008                                    29,000
                         2009                                    13,000
                                                                -------
                                                                $76,750

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

15.   RELATED PARTY TRANSACTIONS .

      During the three month period ended September 30, 2006, $73,749 (September 30,2005, $73,749) and nine month period ended September 30, 2006, $221,247 (September 30, 2005 $285,211) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

16.      VARIABLE INTEREST ENTITIES

            In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFLLP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $7.0 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with DEFLLP in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. The accounts of this variable interest entity have been included in the interim consolidated financial statements of the Company.

17.   CHANGE  IN  NON-CASH   COMPONENTS  OF  WORKING  CAPITAL  AND  SUPPLEMENTAL
      INFORMATION

                                                 Three months ended Sept. 30,   Nine months ended Sept. 30,

                                                      2006           2005          2006            2005
                                                      ----           ----          ----            ----
Change in non-cash working capital
Accounts receivable                              $   105,682    $    86,884    $   121,129    $   585,781
Tax credits receivable                                    --             --             --        299,097
Inventory                                             16,485         15,911         17,419        (47,170)
Prepaids and sundry receivable                      (307,689)       (45,232)      (310,783)       (97,516)
Accounts payable and accrued liabilities             281,786       (126,192)       161,165         80,580
Deferred revenue                                   1,665,286             --      2,137,786     (2,658,971)
                                                 -----------    -----------    -----------    -----------
                                                   1,761,550        (68,629)     2,126,716     (1,838,199)
                                                 -----------    -----------    -----------    -----------

Non-cash transactions
Shares issued on settlement of payables                   --             --         27,765         78,748
Stock-based compensation                                  --             --         23,184         18,400
Shares issued on settlement of long-term debts            --             --             --             --

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

18.   SEGMENTED INFORMATION

      The Company conducts its operations in one business segment: distribution of internally produced films and television programs.

      Revenue by geographic location, based on the location of customers, is as follows:

                      Three months ended Sept. 30,   Nine months ended Sept. 30,

                           2006           2005           2006             2005
                           ----           ----           ----             ----

Canada                 $   19,344     $   66,000     $   38,219       $  359,000
United States              64,911        115,000        203,684          240,000
France                         --             --         68,723           99,000
United Kingdom                 --             --             --        2,659,000
Other foreign                  --             --         52,903          194,000
                       ----------     ----------     ----------       ----------
                           84,255        181,000        363,529        3,551,000
                       ==========     ==========     ==========       ==========

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

                               SEPTEMBER 30, 2006

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

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

      September 30, 2006                          CDN GAAP        U.S. GAAP
      ------------------                          --------        ---------
                                                     $                $
      Balance Sheet
      -------------

      Convertible Debentures                     1,519,290       1,700,800

      Contributed Surplus                        1,018,351         552,038

      Deficit                                    8,605,061       8,286,382

      Other liabilities                                 --         528,426

      Preferred shares                             494,550

      Income Statement
      ----------------

                                       Three Months           Nine Months
                                      Ended Sept. 30,        Ended Sept. 30,
                                  CDN GAAP    U.S. GAAP  CDN GAAP    U.S. GAAP
                                  --------    ---------  --------    ---------

      Interest expense (income)   $ (1,880)   $ 18,498   $(14,202)   $ 52,568

      December 31, 2005                          CDN GAAP        U.S. GAAP
      -----------------                          --------        ---------
                                                    $                $
      Balance Sheet
      -------------

      Convertible Debentures                    1,519,290        1,700,800

      Contributed Surplus                       1,007,376          541,063

      Deficit                                   8,075,447        7,790,767

      Other liabilities                                --          494,673

      Capital stock                            12,240,095       11,745,545

      Income Statement

      Interest expense                             50,832           95,836

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2006

19.   RECONCILIATION TO UNITED STATES GAAP (Continued)

      Impact of Newly Issued United States Accounting Standards

      i) Effective January 1, 2006, the Company adopted a recent accounting pronouncement of the Financial Accounting Standards Board ("FASB"), SFAS No. 123R, "Share-Based Payments" ("SFAS 123R"), which requires companies to measure and recognize compensation expenses for all share based payments at a fair value. The Company does not expect the adoption of SFAS 123R to have a material impact on its interim consolidated financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following management's discussion and analysis has been prepared as of November 10, 2006 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment Corporation ("Devine" or the "Company") for the three and nine month periods ended September 30, 2006 and 2005. It should be read in conjunction with the accompanying unaudited interim consolidated financial statements and the notes therein. Additional information related to the Company is available on Sedar at www.sedar.com . The financial data in this document have been prepared in accordance with Canadian GAAP. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Devine is an integrated developer and producer of high quality children's and family films designed for the world-wide theatrical motion picture, television broadcast and cable markets and the international home video and DVD markets.

The Company's primary focus is the production of quality children's and family films, including broadly marketed commercial family films for theatrical release and broadcast internationally as well as specialty video and DVD markets worldwide. Devine's library of films include 19 hours of award-winning broadcast programs based on the lives of important international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. In 2004 the Company completed and delivered Bailey's Billion$, its first feature film targeted at a family audience for release in theatres worldwide.

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

THIRD QUARTER HIGHLIGHTS

The Company's activities in the third quarter 2006 were focused on two important events, the positive financial impact of which the Company expects will be reflected in its financial statements in the next six to twelve months and beyond.

The Company completed the $8.1 million financing of its new primetime mystery series for Chum Television, Across the River to Motor City and started principal photography on the series. As at the end of the quarter and as at the date of this reporting, production of the initial six episode season was proceeding on budget and on schedule and the Company expects that the production will be completed on time and on budget. Canadian broadcast license agreements currently agreed to will generate initial revenues from the series of approximately $4 million in the first six months of 2007 when the episodes will be completed and delivered. The Company is optimistic about the success of Across the River to Motor City and the possibility of new episodes of the series being ordered by Chum Television for 2007-2008. The Company is also pleased to announce that Chum Television recently committed additional funding for new scripts for the second season of Across the River to Motor City.

The Company delivered master duplication and sales materials to Carrere Group of France (Paris Stock Exchange EPA: CAR) in August. The Company expects that the multi-year agreement announced July 11, 2006 with Carrere Group will start to generate revenue from sales of the Company's film library as early as the fourth quarter of this year. In addition, the Company is working closely with co-producer Carrere Group to bring its new six episode series The Writers' Specials, budgeted at approximately $7.5 million, into production in 2007.

      o Overall revenues from the Company's proprietary library of $84, 255 were lower than for the same period 2005, as expected, and reflected that the Company's feature film, Bailey's Billion$, has completed its first sales cycle generating over $6.1 million in revenues in 2004 and 2005 as well as the fact that the new distribution agreement with Carrere Group is not expected to start generating sales and revenues until the fourth quarter and into next year.

      o The Company's third quarter adjusted net loss for EPS decreased by $91,768 or approximately 28% to $231,398 or ($0.01) per common share (basic), as compared with an adjusted net loss of $323,166 or ($0.01) per common share for the same period in 2005. These results reflect that the Company's third quarter activities in 2006 were focused on producing its new primetime mystery series for Chum Television, Across the River to Motor City.

      o The Company's cash on hand increased by $58,498 or approximately 9% to $719,263 as compared to $660,765 in the quarter ended June 30, 2006, primarily as a result of cash flow from payments for the production of Across the River to Motor City. Cash on hand as at September 30, 2006 increased approximately 300% since December 31, 2005 reflecting both the production cash flow from Across the River to Motor City and the proceeds of a successful private placement that closed May 31, 2006.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005

Revenues

The Company's third quarter revenues in 2006 decreased by $96,644 to $84,255 as compared to $180,899 for the same period in 2005. All of the revenue in the quarter was derived from DVD, video and ancillary publishing sales in North America, reflecting the fact that the multi-year agreement announced July 11. 2006 with Carrere Group has not yet had the time to generate sales and revenue. The Company expects that the new agreement with Carrere Group will start to generate revenue from foreign sales of the Company's film library as early as the fourth quarter of this year.

Reflecting the fact that the film library revenues in the third quarter 2006 are derived solely from sales in the United States and Canada, the Company's revenues by geographic location, based on the location of customers were as follows:

                                   Three months                Nine months
                                  ended Sept. 30,             ended Sept. 30,

                                2006          2005          2006          2005
                                ----          ----          ----          ----

Canada                      $   19,344    $   66,000    $   38,219    $  359,000
United States                   64,911       115,000       203,684       240,000
France                              --            --        68,723        99,000
United Kingdom                      --            --            --     2,659,000

Other foreign                       --            --        52,903       194,000
                            ----------    ----------    ----------    ----------
                                84,255       181,000       363,529     3,551,000
                            ==========    ==========    ==========    ==========

Earnings (loss) per Common Share (EPS)

In the third quarter of 2006, the Company's adjusted net loss for EPS decreased by $91,768 or approximately 28% to $231,398 or ($0.01) per common share (basic), as compared with an adjusted net loss of $323,166 or ($0.01) per common share for the same period in 2005. These results reflect that the Company's third quarter activities in 2006 were focused on producing its new primetime mystery series for Chum Television, Across the River to Motor City. The Company's net loss in the nine month period ended September 30, 2006 was 529,614 or approximately (0.01) per share as compared to net earnings of $620,172 or 0.02 per share for the same nine month period in 2005.

Shareholders' Equity

Shareholder's equity increased by $34,937 in the nine months ended September 30, 2006 to $5,206,959 from $5,172,024 as at December 31, 2005.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation, amortization and gains on settlement of debt was in a modest loss position at ($203,165) in the third quarter of 2006, as compared to a loss of ($11,866) for the same period in 2005.

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

SUMMARY OF QUARTERLY RESULTS:

                                  Sept. 30,    June 30,     Mar. 31,     Dec. 31,    Sept. 30,     June 31,     Mar. 31,   Dec. 31,
                                    2006         2006         2006         2005         2005         2005         2005       2004
                                    ----         ----         ----         ----         ----         ----         ----       ----
Revenues                            84,255      115,414      163,860      468,348      180,899    2,892,261      478,236     384,281

Operating                          287,420      156,200      232,377      268,418      192,765      214,791      175,044     395,176
Expenses
                                  (231,398)    (147,639)    (150,577)    (865,770)   (323,166`)     933,050       22,477     156,458
Earnings (loss) before
income taxes

Special Write Downs                     --           --           --           --           --           --           --          --

Special Gains                           --           --           --           --           --           --           --          --

Income taxes                            --           --           --       12,189           --      (12,189)          --     306,000

Net earnings (loss)               (231,398)    (147,639)    (150,577)    (853,581)    (323,166)     920,861       22,477     614,296

Basic  earnings (loss)               (0.01)       (0.00)       (0.00)       (0.02)       (0.01)        0.03         0.00        0.02
per common share

Operating expenses

The Company's operating expenses for the three month period ended September 30, 2006 increased by $94,655 or approximately 49% to $287,420, as compared to $192,765 in the same period in 2005. In the nine month period ended September 30, 2006 the Company's operating expenses increased by $93,395, or approximately 16% to $675,995 as compared to $582,600 for the same nine month period in 2005, reflecting the Company's expanded financing and reporting activities related to its new OTCBB listing, its clearance by the SEC as a fully reporting issuer in the US and the private placement completed in May of 2006.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity.

Principal photography of Across the River to Motor City, a new $8.1 million primetime mystery series began in the third quarter of 2006 and the Company is now focusing on developing a second season of 13 new episodes of the series it hopes will to go into production in 2007/2008. The Company expects that sales currently contracted will generate revenues of approximately $3.9 million in the first six months of 2007 when the initial episodes of the series are delivered and related revenues are recognized.

The Company has also moved forward on an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. Pre-sale commitments from France 5 and TPS Jeunesse support the Company's expectation that production on the new series will begin within approximately 12 months.

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

Amortization expenses as at September 30, 2006 for the Company's library of completed television programs and recordings and motion picture totaled $179,490. As at September 30, 2006, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $1,543,553 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated at $3,208,648 after accumulated amortization and the Company's investment in projects in progress, including Across the River to Motor City, was estimated as $3,780,238 as per the following table:

                                                                     September 30, 2006                    Dec. 31, 2005
                                                                     ------------------                    -------------
                                                                        Accumulated
                                                           Cost         Amortization           Net                Net
                                                           ----         ------------           ---                ---
Completed television programs and recordings           $15,999,530       $14,445,977       $ 1,543,553       $ 1,723,043
Completed Motion picture - Bailey's Billion$             6,972,580         3,763,932         3,208,648         3,241,219
Projects in progress                                     3,780,238                --         3,780,238         1,883,846
                                                       -----------       -----------       -----------       -----------

                                                       $26,752,348       $18,219,909       $ 8,532,439       $ 6,848,108
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

The Company estimates average annual ultimate revenue for the Artists' Specials at $438,333 per year for the next three years and estimates average annual ultimate revenue for the Inventors' Specials at $380,000 per year for 2006. The Company believes that its current ultimate revenue estimates for the Artists' Specials and Inventors' Specials are reasonable and realizable given the multi-year nature of television contracts and that annual revenue can fluctuate. The Company's new agreements recently concluded with sales agents in Germany, France, Italy, Spain, Japan and Korea, point both to the renewed opportunities resulting from the Company's improved financial position and also to an industry wide renewal of sales of broadcast licenses in international markets. As well, the Company's experience supports the fact that when a new series of its branded proprietary library of award-winning films is produced, sales for the previously produced library of films are concluded concurrent with commitments for the new production on a territory-per-territory basis. The Company expects to begin production of a new series based on landmark authors entitled The Writers' Specials in 2007 and has already begun to pre-sell the broadcast licenses for the Writers Specials and, in conjunction, license the Company's completed television programs as well.

While the specific revenues for each series vary from year to year, over the long term, the Company's DVD and ancillary product sales have averaged between $195,000 and $250,000 per series, per year.

   DEVINE LIBRARY DVD/Video, publishing and Ancillary sales
   --------------------------------------------------------
   (includes DVD and video sales, music publishing  royalties,  teachers guides, stock footage rights, rentals of props etc.)

                                                                    Inventors
                                              Composers - DVD           DVD           Artists DVD
                              Yr TOTAL           Ancillary           Ancillary         Ancillary
                              --------           ---------           ---------         ---------
                 2000          $731,837            $145,590           $397,147         $189,100
                 2001          $748,178             $37,880           $354,253         $356,045
                 2002          $602,443            $166,427           $241,577         $194,439
                 2003          $623,918            $187,603           $230,907         $205,408
                 2004          $346,712            $153,977            $94,566          $98,169
                 2005          $868,574            $573,533           $168,610         $126,431
                               --------            --------           --------         --------

     6 year average            $653,610            $210,835           $247,843         $194,932
                               --------            --------           --------         --------

   % increase 2005/2004            150%                272%                78%              29%

There were significant increases in the Inventors (up 78% from 2004) and Artists (up 29% from 2004) DVD sales in 2005, but the most dramatic increases came in Composers sales (up 272% from 2004) primarily as a result of a new agreement in 2005 with a major educational publisher through our existing client Hal Leonard for the inclusion of our series in their Music Catalogue. The Company is pursuing new DVD sales agreements with the same educational publisher for the Inventors, for inclusion starting in their Social Sciences Catalogue and for the Artists in their Arts Catalogue starting in 2006 and 2007. The Company estimates that this distribution arrangement should result in the annual increase in sales of each series of about $125,000, based on the results achieved by Composers. In addition, the Company is negotiating with a Utah based telemarketer who has had great success with the Company's titles in 2000 through 2002, and a new VOD agreement in Italy as well as a DVD kiosk distributor in the Balkans that the Company believes will be finalized in 2006.

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

Expected Inventors Broadcast sales and estimated values - in addition to existing DVD accounts in 2005 and 2006:

                                                        Amount          Year
                                                        ------          ----

US Broadcast                                             90,000         2006
French Canada Broadcast                                  90,000         2006
France Broadcast                                         67,500         2006
German Broadcast                                        120,000         2006
UK Broadcast                                            150,000         2006
Spain, Japan, Korea, Holland Italy Broadcast            150,000         2006
Other ex-North America Broadcast                         25,000         2006
                                                        -------
Anticipated total in 2006                               692,500

Expected Artists Broadcast sales and estimated values - in addition to existing DVD accounts in 2006 through 2008:

Years                                                2006-2007           2008
-----                                                ---------         -------
US Broadcast                                            90,000          60,000
English and French Canada Broadcast                     90,000          60.000
France Broadcast                                        67,500          75,000
German Broadcast                                       120,000               0
UK Broadcast                                           150,000          75,000
Spain, Japan, Korea, Holland Broadcast                 150,000          75,000
Other ex-North America Broadcast                       175,000          75,000
                                                       -------          ------
Anticipated total over 3 years                         842,500         345,000

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

As at year end 2005 89% of completed television programs and recordings and 53% of completed motion picture costs have been amortized.

The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

As at December 2010, over 80% of the completed motion picture costs will be amortized. The remaining period of amortization for the completed projects ranges from one to eight years at December 31, 2005.

Capital stock

On September 29, 2006, the Company issued 25,000 shares to a consultant who had provided production services pursuant to a previously approved option agreement with an exercise price of $0.10.

Related Party Transactions

During the three month period ended September 30, 2006 - $73,749 (September 30,2005 - $73,749) and nine month period ended September 30, 2006 - $221,247 (September 30, 2005 - $285,211) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

      o The incurring of other operating expenses, excluding payments for the purchase of real property;

      o     Administrative services; and

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

In December 2005, The Devine Entertainment Film Library Limited Partnership, a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $7.0 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with the Limited Partnership in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

Liquidity and Capital Resources

The Company's cash on hand increased by $58,498 or approximately 9% to $719,263 as compared to $660,765 in the quarter ended June, 2006, primarily as a result of cash flow from payments for the production of Across the River to Motor City. Cash on hand as at September 30, 2006 increased approximately 300% since December 31, 2005 reflecting both the production cash flow from Across the River to Motor City and the proceeds of a successful private placement that closed May 31, 2006.

The Company has no bank debt.

The Company expects to maintain renewed profitability from operations and expects that proceeds from sales of its film library and new production slate will generate additional revenues and positive cash flow through the balance of 2006 and 2007.

The Company's working capital deficiency, although reduced, remains significant but is mitigated by the fact that the Company is working towards successfully converting its $1,519,290 of outstanding convertible debentures into common shares in the next twelve months.

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

The Company intends to actively seek additional funding in calendar 2006 and 2007.

OUTLOOK

The Company is optimistic about its renewed production for 2006 and 2007.

With commitments in hand from CHUM Television and other Canadian funding sources, the Company has commenced production in September of the first six episodes of the new primetime series, Across the River to Motor City, budgeted at $8,100,000. As at the end of the quarter and as at the date of this reporting, production of the initial six episode season was proceeding on budget and on schedule and the Company expects that the production will be completed on time and on budget. Canadian broadcast license agreements currently agreed will generate initial revenues from the series of approximately $4 million in the first six months of 2007 when the episodes will be completed and delivered. The Company is optimistic about the success of Across the River to Motor City and the possibility of a new 13 episode season of the series being ordered by Chum Television for 2007-2008. The Company is also pleased to announce that subsequent to September 30, 2006, Chum Television committed additional funding for new scripts of the second season of Across the River to Motor City.

The Company delivered master duplication and sales materials to Carrere Group of France (Paris Stock Exchange EPA: CAR) in August. The Company expects that the multi-year agreement announced July 11. 2006 with Carrere Group will start to generate revenue from sales of the Company's film library as early as the fourth quarter of this year. The Company is working closely with co-producer Carrere Group to bring its new six episode series The Writers' Specials, budgeted at approximately $7.5 million, into production in 2007. In addition, pre-sale commitments from broadcasters France 5, TPS Jeunesse, TVOntario and Knowledge network for the Company's new Writers' Specials series support the Company's expectations that at least one other major production will commence in the next 12 months.

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of November 10, 2006 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 39,213,699
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,005,000 outstanding options to purchase 4,005,000 common shares
Warrants: 6,569,116 outstanding to purchase 6,569,116 common shares
Debentures:  1,519,290 convertible into 3,301,600 common shares

Item 3. Controls and Procedures

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      Neither the company nor any of its property is the subject of any material pending legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            (a)   Not applicable

            (b) In December 2004, the Company issued 494,550 shares of preferred stock designated as Series 1 Preferred Shares. The holders of these shares, in priority to the holders of the common shares, are entitled to receive a cumulative annual dividend of 9.1 cents per share. Absent the consent of all of the holders of the Series 1 Preferred Shares, dividends may not be paid on the common shares if dividends are then due and owing on the Series 1 Preferred Shares.

                  On September 29, 2006, the Company issued 25,000 common shares to a consultant in consideration for production services. These shares were issued upon exercise of a previously-approved option having an exercise price of $0.10 per share. Such shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

            (c)   Not applicable

            (d)   Not applicable

Item 3. Defaults Upon Senior Securities

            (a) Note 7 to the interim consolidated financial statements of the Company dated June 30, 2006 filed herewith is incorporated herein by reference.

            (b)   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

            (a)   Not applicable

            (b)   Not applicable

            (c)   Not applicable

            (d)   Not applicable

Item 5. Other Information

            (a)   Not applicable

            (b)   Not applicable

Item 6. Exhibits and Reports on Form 8-K

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

            (c)   Reports on Form 8-K

                  (i) The Company filed a current report on Form 8-K dated July 11, 2006. Under ITEM 8.01 of that 8-K, the Company announced that it had entered into new multi-year distribution and co-production financing agreements with Carrere Group DA.

                  (ii) The Company filed a current report on Form 8-K dated September 22, 2006. Under ITEM 8.01 of that 8-K, the Company announced that it had begun principal photography on Devine's new mystery series licensed by CHUM Television entitled "Across the River to Motor City."

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

Dated: November 9, 2006

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                 Date
--------------------------------------------------------------------------------
/s/ David Devine     Director, Chairman of the Board            November 9, 2006
                     President and Chief Executive Officer

/s/ Richard Mozer    Director, Vice-Chairman of the             November 9, 2006
                     Board, Chief Financial Officer,
                     Treasurer and Secretary