Form 10KSB
period 2006-12-31
Devine Entertainment CORP
filed 2007-04-02
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________
 Commission file number ________________________________________________________

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

Issuer's revenues for the year ended December 31, 2006 $423,959

As of March 26, 2007, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the NASD OTCBB was $3,274,068 CDN

As of March 26, 2007, the issuer had outstanding 39,313,699 shares of common stock.

                                TABLE OF CONTENTS

PART I

   ITEM 1.   BUSINESS
   ITEM 2.   PROPERTY
   ITEM 3.   LEGAL PROCEEDINGS
   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                     PART I

ITEM 1. BUSINESS

Overview

      The Company is an award-winning Canadian-based developer, producer and distributor of high-quality feature films, primetime drama, and children's and family entertainment for the theatrical motion picture, television and the home DVD marketplace worldwide. The Company's intention is to produce positive and meaningful films that emphasize human values and focus on art, inspiration and personal expression and simultaneously entertain and educate its principal market of children aged six to fourteen years. The Company's productions are designed to make viewing films a compelling family activity that encourages intellectual interaction.

      In the past twenty years, the Company's films have been honored with over 110 international awards, including five Emmy Awards and five Gemini Awards. The Company's DVDs, videos and CDs are distributed worldwide.

      Devine Entertainment's focus in family entertainment is the production and distribution of films based on historical and timeless stories. This strategy began with the success of the Raffi videos (now certified multi-platinum) and Beethoven Lives Upstairs, winner of the 1993 Prime Time Emmy Award for Outstanding Children's Program.

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

      Bailey's Billion$, a family comedy about a dog that inherits a fortune and becomes the CEO of a renowned animal rights foundation, is the Company's first feature film for theatrical release. Bailey's Billion$ stars Dean Cain, Tim Curry, Jennifer Tilly, Laurie Holden and Jon Lovitz (as the voice of Bailey). Bailey's Billion$, was released theatrically in North America on August 5, 2005 and is currently being distributed in theatres, on television and DVD worldwide

      In 2006, the Company continued expanding its proprietary library and financed and began production of its first general audience primetime one-hour mystery series, entitled Across the River to Motor City for broadcast world wide. The initial six one-hour episodes are scheduled for completion and delivery to CHUM Television in Canada in the first half of 2007.

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

Product Demand and Supply

The Company believes that the increasing demand for entertainment programming, both in general and in the children's and family market, presents significant opportunities for substantial growth. The Company's principal markets currently are:

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

      (iv) international broadcasters; and

      (v) the markets for  products  complementary  to the  Company's  programs,
including  audio   soundtracks,   published  music  and  books  and  educational
interactive, multimedia, internet and new media products.

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

      Indigenous quota requirements are part of programs adopted in certain countries to support national or indigenous cultural content. Under such support programs, quotas have been established limiting, among other things, the number of foreign motion pictures and television programs that may be exhibited. These support programs further provide government subsidies and tax incentives to domestic producers, distributors and broadcasters of motion pictures and television programming. Canada has into multi-lateral production treaties with over 50 foreign countries. A production covered by one of these treaties qualifies as a national or indigenous production of each country party to such treaty. Since 1994, all of the Company's productions have been covered by one or more Canadian multi-lateral production treaties. See " - Regulatory Considerations."

      The Company's established relationships with major distributors, broadcasters and funds including, TVA, Odeon Films, Alliance/Atlantis, CHUM Television, TMN (The Movie Network), Movie Central, YTV, The Family Channel, HBO, The Disney Channel and Disney Channel International (U.K., France and Australia), Carrere Group DA, PBS, CBC, TPS, MCA, NHK (Japan), HBO Ole, Discovery Channel International (Latin America, Spain and Portugal), SONY, The Corus Feature Film Fund, Astral Media The Harold Greenberg Fund, The Independent Production Fund and Telefilm Canada, are vital in maximizing the exploitation of the Company's products internationally and financing new proprietary production.

Expansion of the Business

      The Company is committed to building its core library of quality films and maximizing the exploitation of its expanding library by expanding its focus on family programming to include feature films and primetime drama for general audiences.

      The Company recently completed the $8.1 million financing of its new primetime mystery series for Chum Television, Across the River to Motor City and completed principal photography on the series on time and on budget in 2006. The first six hour-long episodes will be delivered for distribution and to Canadian broadcaster CHUM Television in the first six months of 2007 when the episodes will be completed and delivered. The Company is optimistic about the success of Across the River to Motor City and the possibility of new episodes of the series being ordered by Chum Television for 2007-2008. The Company is also pleased to announce that subsequent to the year end, CHUM Television committed additional funding for new scripts for the second season of Across the River to Motor City.

      The Company took a major step in expanding its business and product lines when it financed and produced its first feature film for worldwide theatrical release, entitled Bailey's Billion$ in 2004. The film, budgeted at $11.4 million, was co-produced with partners in the United Kingdom, equity investments from Astral Media, The Corus Feature Film Fund and Telefilm Canada, with distribution in Canada in conjunction with Odeon Film (a division of Alliance/Atlantis) and international sales through Arclight Films. The Company expects that this film will present the Company with new opportunities for developing, financing and distributing proprietary films.

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

The Company is continually seeking to expand its business. The specific actions taken by the Company in furtherance thereof are varied. The Company completed an exclusive distribution agreement with SONY BMG Music Entertainment to distribute SONY BMG's acclaimed Marsalis on Music series. The Company will distribute the series on DVD into the educational, institutional and specialty retail trade throughout the USA, Canada and Mexico in 2007. In November 2006, the Company completed principal photography on its new mystery series licensed by Chum Television entitled Across the River to Motor City. In July 2006, the Company announced its new multi-year distribution and co-production financing agreements with Carrere Group DA. For its new series of six one-hour Writers' Specials and its award-winning 18 film library of historical family films, The Artists' Specials, The Inventors' Specials and the Composers' Specials. During 2006, the Company attended three educational sales conventions held in Chicago, Orlando and Nashville.

      The Company continues to develop relationships with prospective distributors, co-producers and sales agents that have expressed an interest in marketing and otherwise representing the Company's products in markets not currently accessed by the Company directly.

Development Activities

      The Company's development activities are primarily focused on the creation of intelligent programs for children and their families for the United States, Canadian and global markets. The Company's 2007 project development slate includes new episodes of its core library based on the lives and times of groundbreaking writers (The Writers' Specials) with co-producer Carrere Group of France, as well as new scripts for the second season of Across the River to Motor City and a number of feature films, television movies and series targeted at the international audience (The Miracle Journey, Russell Sprout, and Humchucker).

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

Distribution Activities

      The distribution activities of Devine Entertainment include selling the broadcast rights of its films to the global market. Since 1990, the Company has sold its programming to broadcasters and video licensees in over 50 countries. Devine Entertainment has established contractual relationships with, and sales have been made to, major international broadcasters, including HBO Ole in Latin America, HBO in the United States, Disney Channel in the United Kingdom, France and Australia, TPS in France, the Discovery Channel in Spain, Portugal, Mexico and Latin America, and NHK in Japan. In addition, the Company entered into a multi-year distribution agreement with Carrere Group of Paris in the third quarter of 2006 for territories outside of North America which it expects will start to generate revenue from sales of the Company's film library in 2007.

      The Company participates in major international television program trade shows and may attend other trade shows where opportunities exist for management to develop areas of interest to the Company. Devine also distributes its programming through direct communication with video distributors and television broadcasters, and through selective advertising in significant trade journals and strategic media. The Company also sells its products directly to its customers through its direct toll free telephone marketing campaign in the United States and Canada (1-877-338-4633). The Company expects, by the end of the second quarter of 2007, to be able to effect direct sales of its products to customers via its Internet store at www.devine-ent.com.

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

      The Company's film library has been actively distributed in North America and over the past twelve years, generating in excess of $20 million in revenues. Since 2000, the Company's revenue derived from its proprietary film library of children's television programs and DVD's has averaged over $800,000 per year. Bailey's Billion$, the company's first feature film has generated over $6,000,000 since it was completed and delivered in 2004.

Business Strategy

      The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films, primetime television series and feature films for general audiences in order to continue building its library of original programs; (ii) increase its production and distribution through strategic alliances with major international broadcasters and distributors and co-producers, including HBO, Canal Plus, TPS, France5 (France), Sony Classical, The Family Channel, YTV, CBC, The Disney Channel (United Kingdom, France and Australia), PBS, Carrere Group DA, MCA, NHK (Japan), HBO Ole (Mexico, Latin America), Discovery Channel International (Latin America, Spain and Portugal), Warner Electra Atlantic, Scholastic, McGraw Hill, and the Hal Leonard Corporation; (iii) enhance its long-term return on investment by retaining control over the distribution, merchandising and ancillary rights to its proprietary productions; and (iv) increase its profitability by expanding its own distribution division and taking additional steps to expand, enhance and complement its core business. Such additional steps include expanding educational distribution, developing direct and cause-related marketing, developing new interactive and other media-based products, controlling the manufacture of the Company's products and, potentially, acquiring product libraries and/or distribution capacity.

      The Company's films have to date been sold for broadcast in over 50 countries and are distributed in video and DVD formats across North America. As children enter the relevant age group, the films in the Company's library generate "evergreen" sales.

      The Company has identified over 100 potential international markets for the Company's products, and the Company believes that the international television market is an important growth area for its products. The Company plans to continue building its library of quality films with future series based on great writers and world leaders. Recent sales in Europe, to the French specialty cable broadcaster, TPS, among others in Europe and Asia, have brought commitments to participate with Devine Entertainment in co-producing and broadcasting new films and series.

      In order to expand production output for the worldwide audience, the Company has optioned several screenplays and young adult novels, which the Company will seek to develop as feature films, and television movies, series and mini-series. These options enable the Company to determine whether the screenplays and novels are suitable for commercial exploitation without having to pay the full cost to acquire all development, production and distribution rights with respect thereto.

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

Employees

      The Company currently employs six full-time employees and one part-time employee.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases its office and production facilities. These facilities consist of approximately 2,100 square feet and are located at 2 Berkeley Street, Toronto, Ontario, Canada. The lease in respect of these facilities expires on May 31, 2008 and provides for annual rent of approximately $56,000 during 2006. The Company believes that its facilities are sufficient to meet its operating requirements for the foreseeable future.

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

          Date                                      High($)      Low($)
          -------------------------------------------------------------

          2004
          ----
          First Quarter                              0.08         0.08
          Second Quarter                             0.08         0.08
          Third Quarter                              0.26         0.01
          Fourth Quarter                             0.28         0.10

          2005
          ----
          First Quarter                              0.29         0.15
          Second Quarter                             0.25         0.15
          Third Quarter                              0.32         0.07
          Fourth Quarter                             0.15         0.10

          2006
          ----
          First Quarter                              0.18         0.11
          Second Quarter                             0.20         0.12
          Third Quarter                              0.23         0.11
          Fourth Quarter                             0.15         0.09

On March 26, 2006 the closing per share market price was 0.12.

Common Shares Subject to Options, Warrants and Convertible Securities

      As at March 26, 2007, there were 3,465,000 Common Shares subject to outstanding options, 6,069,166 Common Shares subject to outstanding warrants and 3,301,600 Common Shares issuable upon conversion of outstanding convertible securities.

Holders

      As at March 26,  2007,  there  were 69  holders  of  record of the  Common
Shares.

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

      Following the declaration of the effectiveness of this registration statement by the Securities and Exchange Commission, the Company's Common Shares trade on the OTC Bulletin Board service of the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The Common Shares of the Company fall within the definition of "penny stock." There can be no assurance that the Common Shares will trade for $5.00 (U.S.) or more per share.

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

      Description of Securities

Authorized Capital

      The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of preferred shares (the "Preferred Shares"), issuable in series. 39,313,699 Common Shares and a series of 494,550 Preferred Shares (the "Series 1 Preferred Shares") were issued and outstanding as at March 26, 2007. Set forth below is a summary description of certain provisions relating to the Company's share capital contained in its Articles of Incorporation and By-Laws, and under the OBCA. Such summary is qualified in its entirety by reference to the Company's Articles of Incorporation and By-Laws, and the OBCA.

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

      Recent Sales of Unregistered Securities

      Set forth below is certain information regarding all securities that the Company has sold within the two most recently completed calendar years without registering such securities under the Securities Act of 1933, as amended (the "Securities Act").

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

      Effective May 31, 2006 the Company sold 3,383,331 units at a price of $0.15 per unit for aggregate gross proceeds of $507,500 to a group of private investors. Substantially all of these investors are residents of Canada. The remaining investors are residents of the United States. Each unit consisted of
(i) one Common Share and (ii) one-half Common Share purchase warrant. Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one Common Share at an exercise price of $0.30 per Common Share.

      The aforesaid Common Shares and warrants were offered and sold in reliance on the exemptions from registration afforded by Section 4(2) and Regulation S of the Securities Act.

      In June 2006, the Company issued 150,000 Common Shares to Cameron Thomson Group Ltd. in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In June 2006, the Company issued 114,560 Common Shares to Mr. Paul Crossett in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In June 2006, the Company issued 40,000 Common Shares to Mr. Thomas F. Weisz in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In June 2006, the Company issued 35,100 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In September 2006, the Company issued 25,000 Common Shares to Boigon & Hutchison Productions Inc. in consideration for stock options issued in 2004 for post production services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act.

      In October 2006, the Company issued 67,200 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2006, the Company issued 38,250 Common Shares to Baxter Capital Advisors Inc. in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2006, the Company issued 6,750 Common Shares to Midsouth Capital Inc. in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In November 2006, the Company issued 100,000 Common Shares to Friedland Capital Advisors Inc. in consideration for financial advisory services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of March 26, 2007 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the year ended December 31, 2006 and 2005. Additional information related to the Company is available on SEDAR at www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 21 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

FISCAL 2006 HIGHLIGHTS

2006 was a very active development year for the Company, focused on project financing, the production of a new primetime series and establishing new international distribution and co-production relationships, the positive financial impact of which will be reflected in its financial statements in the next six to twelve months and beyond.

      o The Company completed the $8.1 million financing of its new primetime mystery series for Chum Television, Across the River to Motor City and completed principal photography on the series on time and on budget. Canadian broadcast license agreements currently agreed to will generate initial revenues from the series of at least $4 million in the first six months of 2007 when the episodes will be completed and delivered. The Company is optimistic about the success of Across the River to Motor City and the possibility of new episodes of the series being ordered by Chum Television for 2007-2008. The Company is also pleased to announce that subsequent to the year end, Chum Television committed additional funding for new scripts for the second season of Across the River to Motor City.

      o The Company delivered master duplication and sales materials to Carrere Group of France (Paris Stock Exchange EPA: CAR) in August. The multi-year agreement announced July 11, 2006 with Carrere Group will start to generate revenue from sales of the Company's film library in 2007. In addition, the Company is working closely with co-producer Carrere Group to bring its new six episode series The Writers' Specials, budgeted at approximately $7.5 million, into production in 2007.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

Revenues

In 2006, the Company's revenues decreased by $3,595,786 or 90% to $423,959 as compared to $4,019,745 in 2005.

The Company's proprietary film library of completed television programs and recordings generated all of the Company's revenues of $423,959, reflecting a decrease of 60% as compared with $1,067,389 in 2005. The Company's proprietary library of completed television programs and recordings generated lower revenues in 2006 than in 2005 in part because of a delay in results from the establishment of new international distribution agreements with Carrere Group which took effect late in 2006 and in part because of reduced sales in the United States. The Company believes that this drop in revenues in temporary and expects revenues from the library to return to historically higher levels as the international distribution agreement with Carrere Group and new product launches in the United States contribute to the Company's results in 2007 and into the future.

As expected, the Company's feature film, Bailey's Billion$, which generated revenues around the world of $2,952,356 in 2005 reflecting a sale of foreign distribution rights to a UK based distributor that generated an initial payment of approximately $2,659,000 in the second quarter of 2005, did not contribute to the Company's revenues in 2006.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                                    2006                 2005
                                                 ----------           ----------
Canada                                           $   28,000           $  446,000
United States                                       274,000              591,000
France                                               69,000               99,000
United Kingdom                                            0            2,659,000
Europe - Other                                       38,000                    0
Other foreign                                        15,000              225,000
                                                 ----------           ----------
                                                    424,000            4,020,000

Earnings (loss) per Common Share (EPS)

Net loss in year ended December 31, 2006, was ($2,514,151) or (0.07) per share reflecting the Company's amortization and write-down of its proprietary library and works in progress which totaled $2,010,385 in 2006. While the Company's library continues to be a key asset and was recently valued independently as having a fair market value of over $7,000,000, under SOP-002 all of the costs related to a proprietary program or series must be expensed within ten years of it original delivery and exploitation. 2006 was the tenth year that the Inventors' Specials and the 8th year the Artists' Specials have been in distribution and accordingly, the Company has accelerated the amortization of these series.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation, amortization and write-down was ($460,329) or ($0.01) per share in 2006, a decrease of $2,689,998 as compared with 2005.

EBITDA is a non-GAAP financial measure. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of operations. EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies. EBITDA is not used by the Company as a performance indicator for the evaluation of management or employee performance and any related remuneration or bonuses.

Shareholders' Equity

Shareholders' equity was $3,458,346 at December 31, 2006, reflecting a decrease of $1,713,678 from $5,172,024 at December 31, 2005.

SUMMARY OF QUARTERLY RESULTS:

                              Dec. 31,      Sept. 30,    June 30,     Mar. 31,     Dec. 31,      Sept. 30,   June 30,       Mar. 31,
                                2006          2006         2006         2006         2005          2005         2005          2005
                             ----------     --------     --------     --------     --------      --------    ---------      -------
Revenues                         60,430       84,255      115,414      163,860      468,348       180,899    2,892,261      478,236

Operating Expenses              181,507      287,420      156,200      232,377      268,418       192,765      214,791      175,044

Earnings (loss) before       (2,514,151)    (231,398)    (147,639)    (150,577)    (865,770)     (323,166)     933,050       22,477
income taxes
                                                                                                                            (12,189)
Income taxes                         --           --           --           --       12,189            --           --

Net earnings (loss)          (2,514,151)    (231,398)    (147,639)    (150,577)    (853,581)     (323,166)     920,861       22,477

Basic  earnings (loss) per        (0.07)       (0.01)       (0.00)       (0.00)       (0.02)        (0.01)        0.03         0.00
common share

Operating expenses

The Company's operating expenses for the year ended December 31, 2006 increased by $6,486 or approximately 1% to $857,504, as compared to $851,018 in 2005.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Spout, StarDucks, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. Subsequent to the year end, the Company commissioned new scripts for a second season of it new primetime mystery series, Across the River to Motor City, with the participation and support of CHUM Television and from the Cable Television Fund.

Investment in Film and Television Programs and Recordings

The Company reviews and revises the estimated fair market value of its investment in film, television programs and recordings as required on a regular basis. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. For the proprietary films, television programs and recordings produced by the company, a maximum period of ten years after the delivery of the production is used in accordance with SOP 00-2 to estimate fair value. Development costs that are expected to benefit future periods are also capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. As a result of the review, the Company
expensed  $883,148  of  its  capitalized   project  development  costs  in  2006
(2005-nil).

Amortization and write-down expenses in 2006 for the Company's library of completed television programs and recordings and motion picture totaled $2,010,385. As at December 31, 2006, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $930,318 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $2,891,078 after accumulated amortization and the Company's investment in projects in progress was $5,669,105, which includes $4,202,665 for Across the River to Motor City and $1,466,440 for projects in development as per the following table:

                                                                                    Dec. 31, 2006            Dec. 31, 2005
                                                                                    -------------            -------------
                                                                                     Accumulated
                                                                       Cost         Amortization           Net                Net
                                                                       ----         ------------           ---                ---
Completed television programs and recordings                       $15,996,453       $15,066,135       $   930,318       $ 1,723,043
Completed Motion picture - Bailey's Billion$                         6,972,580         4,081,502         2,891,078         3,241,219
Projects in progress                                                 5,669,105                --         5,669,105         1,883,846
                                                                   -----------       -----------       -----------       -----------
                                                                   $28,638,138       $19,147,637       $ 9,490,501       $ 6,848,108
                                                                   ===========       ===========       ===========       ===========

Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company reduced the carrying value of its completed film and television programs and recordings by $575,340 (2005 - $1,373,356) and reduced the carrying value of its completed motion picture costs by $300,254 in 2006 (2005 - $1,979,997). The company expects to amortize approximately $415,000 for completed television programs and recordings costs and $355,000 for completed motion picture costs during the next fiscal year.

As at year end 2005 94% of completed television programs and recordings and 59% of completed motion picture costs have been amortized.

The Company expects 100% of completed television programs and recordings and 70% of completed motion picture costs will be amortized by December 31, 2008.

As at December 2010, over 80% of the completed motion picture costs will be amortized.

The remaining period of amortization for the completed projects ranges from two to seven years at December 31, 2006.

Capital stock

At December 31, 2005 the Company had 35,353,508 common shares and 494,550 Series 1 Class A preferred shares outstanding.

The Company issued 3,960,191 common shares in 2006 as part of the following transactions:

      (i) In May 2006, the Company issued 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit.

      (ii) Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per share.

      (iii) In June 2006, the Company issued 339,660 common shares for services rendered, valued at $43,074.

      (iv) In September 2006, the Company issued 25,000 common shares for stock options exercised, for cash consideration of $2,500.

      (v) In October 2006, the Company issued 112,200 common shares for services rendered, valued at $16,830.

      (vi) In November 2006, the Company issued 100,000 common shares for services rendered, valued at $15,000.

At December 31, 2006 the Company had 39,313,699 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Related Party Transactions

During the year ended December 31, 2006 $299,280 (2005 - $337,417) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. Included in accounts payable and accrued liabilities at December 31, 2006 was $73,750 (2005 - $32,477).

Limited Partnerships

During  2004  the  Company  entered  into  a  services   agreement  with  Devine
Entertainment Limited Partnership ("Partnership"). Under the terms of the agreement, the Partnership assumed certain expenses of the Company through December 31, 2004, relating to the following:

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

      o The incurring of other operating expenses, excluding payments for the purchase of real property,

      o     Administrative services

      o     Certain  development   services  required  in  connection  with  new
            projects of the business

In return, the Partnership was paid a royalty based on the gross revenue of the Company. The Company paid such royalty by issuing 380,450 Common Shares and 494,550 Series 1 Preferred Shares of the Company.

During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF"). Under the terms of the agreement, QCF assumed certain expenses, of the Company up through December 31, 2005 relating to the following:

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

      o The incurring of other operating expenses, excluding payments for the purchase of real property,

      o     Administrative services

      o     Certain  development   services  required  in  connection  with  new
            projects of the business

In return, QCF is entitled to receive royalty payments equal to a percentage of gross revenue of the Company for the calendar years 2005 through 2015.

In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFL LP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $7.0 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and will enter into a management agreement with DEFL LP in order to manage the exploitation and expand the distribution of the properties. Under these agreements, the Company will receive management fees and interest revenue and the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. On December 29, 2006 subscriptions for 80 units of the DEFL LP were finalized providing an investment of $470,817 of which $175,000 is receivable in 2008 - 2009. Subsequent to payment of all closing expenses the DEFL LP overall net proceeds for general working capital were $249,098. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

Liquidity and Capital Resources

The Company's cash on hand as at December 31, 2006 was $268,001 as compared to $239,990 as at December 31, 2005, an increase in cash position of approximately 12% or $28,011.

A Demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to parent company. As at December 31, 2006 the production loan totalled $2,121,527 (2005 - $Nil). Interest on the above demand loan totalled $30,312 in 2006 (2005 - $NIL)

The Company expects to maintain renewed growth from operations and expects that proceeds from sales of Across the River to Motor City and its film library will generate additional revenues and positive cash flow through 2007.

The Company's working capital deficiency, although reduced, remains significant but is mitigated by the fact that the Company is working towards successfully converting its $1,519,290 of outstanding convertible debentures into common shares in 2007.

Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2007. The Company intends to actively seek additional funding in calendar 2007.

OUTLOOK

As 2007 begins, the Company is optimistic about the successful commercial exploitation of its new one hour primetime mystery Across the River to Motor City and its library of motion pictures and television programs and recordings. With approximately $4 million of contracted pre-sale broadcast licenses with CHUM Television in place for Across the River to Motor City and results from the new international distribution agreement for the Company's library with Carrere Group expected to begin in 2007, this next year promises to be among the Company's strongest ever.

Although there can be no assurance the Company expects that 2007 will bring new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in the Note 21 to the financial statements.

Basis of Consolidation

In October 2005 the Company amalgamated its operation with its wholly owned subsidiaries.

The December 31, 2006 consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries and Variable Interest Entities ("VIE"). The December 31, 2005 consolidated financial statements include the accounts of Devine Entertainment Corporation with Variable Interest Entities ("VIE").

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

Government and Other Assistance

The Company has access to various government programs, including refundable investment tax credits, that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable investment tax credits are recorded as a reduction of the cost of related films. Tax credits are recognized when there is reasonable assurance that the amount claimed will be received.

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

Stock options without attached stock appreciation rights granted after January 1, 2002 are accounted for under the fair value method. Under this method, compensation expense is measured at fair value at the grant date using the Black-Scholes option pricing model and recognized over the vesting period with a corresponding increase to contributed surplus. When stock options are exercised, the proceeds, together with the amount recorded in contributed surplus, are recorded in share capital. Stock options granted prior to January 1, 2002 continue to be accounted for using the intrinsic value method which does not give rise to compensation expense.

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

Measurement Uncertainty

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

Recent Accounting Pronouncements

i) Effective December 1, 2004, the Company was required to adopt the Canadian Institute of Chartered accountants' (CICA) Accounting Guideline 15(AcG-15), "Consolidation of Variable Interest Entities" ("VIE"). AcG-15 is substantially similar to the Financial Accounting Standards Board interpretation No.46 ("FIN 46") "consolidation of Variable Interest Entities". AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if controlled the entity through a controlling voting interest. AcG-15 requires a VIE to be consolidated by the company if that company is the primary beneficiary of that entity. Accordingly, the Company has included the results of operations of the Devine Entertainment Limited Partnership and the Devine Entertainment Film Library Limited Partnership in its consolidated operations.

ii) In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement". The section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

iii) In January 2005, the CICA issued Handbook Section 3865, "Hedges". The Section provides alternative treatments to Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships", and the hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

iv) In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income". The section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

v) In September 2005,, the CICA released new Handbook Section 1506, "Accounting Changes" (Section 1506), effective for annual and interim periods beginning on or after January 1, 2007. This section replaces the former section 1506 which establishes criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies and estimates, and correction of errors. The Company has determined that Section 1506 will not have any impact to the consolidated results of operations or financial position.

vi) In September 2006, the Emerging Issues Committee issued EIC-163 "Determining the Variability to be Considered in Applying AcG-15", effective for the first interim or annual reporting period beginning on or after January 1, 2007. EIC-163 defines that the variability to be considered in applying AcG-15 is to be based on analysis of the design of the entity and prescribes the steps to be undertaken in such an analysis. The Company has not yet determined the impact of adopting EIC-163 on its consolidated results of operations or financial position.

RECONCILIATION TO UNITED STATES GAAP

Canada and United States Accounting Policy Differences

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The significant differences between Canadian and U.S. GAAP, and their effect on the consolidated financial statements of the Company, are described below.

Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

FOR THE YEARS ENDED DECEMBER 31,                         2006           2005
                                                     -----------    -----------

Net loss in accordance with Canadian GAAP            $(2,514,151)   $  (233,409)
Interest (Dividends) on Preferred Shares (Note c)        (45,004)       (45,004)
                                                     -----------    -----------

Net Loss in accordance with U.S. GAAP                $(2,559,155)   $  (278,413)
                                                     -----------    -----------

Loss per share                                       $     (0.07)   $     (0.01)
                                                     ===========    ===========

The cumulative effect of these adjustments on shareholders' equity is as follows:

FOR THE YEARS ENDED DECEMBER 31,                         2006           2005
                                                     -----------    -----------
Shareholders' Equity in accordance with Canadian
GAAP                                                 $ 3,458,346    $ 5,172,024

Conversion feature on Convertible Debentures
(Note a)                                                (181,510)      (181,510)

Gain on settlement of New Convertible Debentures
Effect on Contributed Surplus (Note b)                  (284,803)      (284,803)

Gain on settlement of New Convertible Debentures
Effect on Deficit (Note b)                               284,803        284,803

Cumulative dividends (Note c)                            (90,131)       (45,127)

Preferred Shares (Note c)                               (494,550)      (494,550)
                                                     -----------    -----------

Shareholders' Equity in accordance with U.S. GAAP    $ 2,692,155    $ 4,450,837
                                                     ===========    ===========

The effect of these adjustments on the consolidated Balance Sheet is as follows:

FOR THE YEARS ENDED DECEMBER 31,                         2006          2005
                                                      -----------   -----------

Assets in accordance with Canadian GAAP               $12,934,759   $ 7,950,553

Differences for U.S. GAAP                                      --            --
                                                      -----------   -----------

Assets in accordance with U.S. GAAP                   $12,934,759   $ 7,950,553
                                                      ===========   ===========

Liabilities in accordance with Canadian GAAP          $ 9,476,413   $ 2,778,529

Conversion feature on Convertible
Debentures (Note a)                                       181,510       181,510

Cumulative dividends (Note c)                              90,131        45,127

Preferred Shares (Note c)                                 494,550       494,550
                                                      -----------   -----------

Liabilities in accordance with U.S. GAAP              $10,242,604   $ 3,499,716
                                                      ===========   ===========

The effect of these adjustments on the consolidated statement of cash flo flows is as follows:

FOR THE YEARS ENDED DECEMBER 31,                         2006           2005
                                                     -----------    -----------

Cash flows provided by Operating Activities

Cash flows provided by operating activities in
accordance with Canadian
GAAP                                                 $ 1,963,775    $ 1,656,918

Interest (Dividends) on Preferred Shares
Effect on Net Loss (Note c)                              (45,004)       (45,004)

Interest (Dividends) on Preferred Shares (Note c)
Effect on Other Liabilities                               45,004         45,004
                                                     -----------    -----------

Cash flows provided by Operating Activities          $ 1,963,775    $ 1,656,918
                                                     ===========    ===========

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below.

(a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 8), is valued at $181,510 and had been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

(b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and have been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

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

iii) In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments." Which amends SFAS No. 133 and SFAS No.140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

iv) In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

v) In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN48 on our financial statements.

vi) In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

vii) In September 2006, the SEC issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assess in their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment to prior year financial statements, but such correction would be made the next time the company files the prior year financial statements. Upon adoption SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for correction of prior period misstatement required under this statement. SAB108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 did not have a material effect on the Company's financial statements.

viii) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and
      (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company's financial statements.

ix) In May 2005, the FASB issued SFAS No.154. "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces APB No.20, "Accounting Changes" and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 in fiscal 2007 will have a material impact on our consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

x) In December 2004, FASB issued SFAS No. 123R which revises SFAS No.123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005 with early adoption permitted. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant - date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123.

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of March 26, 2007 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 39,313,699
Series 1 preferred shares issued and outstanding: 494,550
Options: 3,465,000 outstanding options to purchase 3,465,000 common shares
Warrants: 6,069,166 outstanding to purchase 6,069,166 common shares
Debentures: 1,519,290 convertible into 3,301,600 common shares

ITEM 7.

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                    CONTENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                        1

Consolidated Balance Sheets                                                    2

Consolidated Statements of Shareholders' Equity                                3

Consolidated Statements of Operations                                          4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                6 - 32

[LOGO Mintz & Partners LLP]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Devine Entertainment Corporation

We have audited the consolidated balance sheets of Devine Entertainment Corporation as at December 31, 2006 and the consolidated statements of shareholders' equity, operations and cash flows for year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company as at December 31, 2006 and the consolidated results of its operations, changes in its shareholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in Canada

The consolidated financial statements of Devine Entertainment Corporation as of December 31, 2005, were audited by other auditors whose report dated February 24, 2006, expressed an unqualified opinion with a comment on U.S. - Canada reporting difference on those statements.

           COMMENTS BY AUDITORS ON U.S. - CANADA REPORTING DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the company's ability to continue as a going concern. Although our audit was conducted in accordance with both Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards, our report to the shareholders dated March 26, 2007 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when such uncertainties are adequately disclosed in the financial statements.

                                                        /s/ Mintz & Partners LLP

Toronto, Ontario                                           Chartered Accountants
March 26, 2007
                                                                      [LOGO MRI]

                        DEVINE ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2006
                         (expressed in Canadian dollars)

                                     ASSETS

                                                      2006             2005
                                                  ------------     ------------
Current
Cash                                              $    268,001     $    239,990
Accounts receivable                                     82,699          229,581
Subscription receivable                                132,296               --
Inventory                                               88,236           88,140
Film tax credits receivable (Note 4)                 2,051,568               --
Prepaid and sundry assets                              131,406           26,312
                                                  ------------     ------------
                                                     2,754,206          584,023

Advances receivable (Note 5 & 18)                      494,550          494,550
Investment in film, television programs
  and recordings (Note 6)                            9,490,501        6,848,108
Long term receivable                                   175,097
Property and equipment (Note 7)                         20,405           23,872
                                                  ------------     ------------
                                                  $(12,934,759)    $ (7,950,553)
                                                  ============     ============

                                  LIABILITIES

Current
Accounts payable and accrued liabilities          $  1,492,953     $  1,259,239
Film production loan (Note 8)                        2,121,527               --
Current portion of convertible
  debentures (Note 9)                                1,519,290        1,519,290
Deferred revenue (Note 3 (m))                        4,342,643               --
                                                  ------------     ------------
                                                    (9,476,413)      (2,778,529)
                                                  ------------     ------------

                              SHAREHOLDERS' EQUITY

Capital stock (Note 14)                             12,330,949       11,745,545
Preferred shares                                       494,550          494,550
Contributed surplus (Note 16)                        1,267,449        1,007,376
Deficit                                            (10,634,602)      (8,075,447)
                                                  ------------     ------------
                                                    (3,458,346)      (5,172,024)
                                                  ------------     ------------
                                                  $ 12,934,759     $  7,950,553
                                                  ============     ============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

______________________________           ______________________________
          [signed]              Director            [signed]            Director
        David Devine                              Richard Mozer

                        DEVINE ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                                       Stock                               Contributed
                                Common Shares          Warrants       Options         Preferred Shares       Surplus       Deficit
                                -------------          --------       -------         ----------------       -------       -------
                                #            $             #             #             #            $           $             $
                                                                                                            (Note 16)
BALANCE,
December 31, 2004          32,251,008   11,208,887     5,459,950     3,440,000      494,550      494,550    1,051,886    (7,797,034)

-on conversion of                  --
 Warrants                   2,547,500      433,450    (2,547,500)           --           --           --      (50,950)           --
-on issuance of step
 up warrants                       --      (10,190)    2,547,500            --           --           --       10,190            --
-on exercise of stock
 options                      125,000       16,250            --      (125,000)          --           --       (3,750)           --
-on settlement for
 Services rendered and             --
 accounts payable             430,000       97,148            --            --           --           --           --
-expired options/warrants          --           --      (582,500)     (135,000)          --           --           --            --
-dividend distribution             --           --            --            --           --           --           --       (45,004)

NET LOSS                           --           --            --            --           --           --           --      (233,409)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,                   35,353,508   11,745,545     4,877,450     3,180,000      494,550      494,550    1,007,376    (8,075,447)
December 31, 2005

-issuance of stock
 options                           --           --            --       340,000           --           --        3,600            --
-on settlement for
 services rendered
 and accounts
 payable                      551,860       74,904            --       750,000           --           --        7,875            --
-issuance of private
 placement                  3,383,331      507,500     1,691,666            --           --           --           --            --
-on exercise of stock
 options                       25,000        3,000            --       (25,000)          --           --         (500)           --
-expired warrants                  --           --      (499,950)           --           --           --           --
-pursuant to closing
 80 units of DEFFLP                                                                                           249,098
-dividend distribution                                                                                                      (45,004)

NET LOSS                           --           --            --            --           --           --           --    (2,514,151)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2006          39,313,699   12,330,949     6,069,166     4,245,000      494,550      494,550    1,267,449   (10,634,602)

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                     2006              2005
                                                 ------------      ------------

REVENUE                                          $    423,959      $  4,019,745
                                                 ------------      ------------

EXPENSES
  Operating                                           857,504           851,018
  Stock-based compensation                             26,784            18,400
  Interest (Note 10)                                   36,865            50,832
                                                 ------------      ------------
                                                      921,153           920,250
                                                 ------------      ------------

(LOSS) BEFORE AMORTIZATION
  AND WRITEDOWNS                                     (497,194)        3,099,495

  Amortization & write-down of film,
    television programs and
    recordings (Note 6)                             2,010,385         3,325,049
  Amortization of equipment                             6,572             7,855
                                                 ------------      ------------

(LOSS) BEFORE INCOME TAXES                         (2,514,151)         (233,409)

INCOME TAXES (RECOVERED) (Note 12)                         --                --
                                                 ------------      ------------

NET (LOSS) FOR THE YEAR                          $ (2,514,151)     $   (233,409)
                                                 ============      ============



LOSS PER COMMON SHARE (Note 15)                  $      (0.07)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE SHARES                            37,575,373        34,649,419

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                                                                      2006                 2005
                                                                                                   -----------          -----------
OPERATING ACTIVITIES
  Net income (loss) for the year                                                                   $(2,514,151)         $  (233,409)
  Stock-based compensation                                                                              26,784               18,400
  Issuance of shares for services                                                                       59,595                   --
  Amortization - film, television programs and recordings                                              251,643            3,325,049
               - property and equipment                                                                  6,572                7,855
               - financing charges                                                                          --               36,123
  Write-down of investment in film, television programs and recordings                               1,758,742                   --
                                                                                                   -----------          -----------
                                                                                                      (410,815)           3,154,018
                                                                                                   -----------          -----------

  Change in non-cash operating assets and liabilities (Note 19)                                      2,566,481           (1,497,100)
                                                                                                   -----------          -----------

  Cash flows from operating activities                                                               2,155,666            1,656,918
                                                                                                   -----------          -----------

FINANCING ACTIVITIES
  Increase (decrease) in bank loans                                                                  2,121,527             (919,664)
  Long term receivable                                                                                (175,097)                  --
  Subscription receivable                                                                             (132,296)                  --
  Issuance of shares on exercise of options                                                              2,500               12,500
  Issuance of shares on conversion of warrants                                                              --              382,500
  Preferred share dividends paid                                                                       (45,004)             (45,004)
  Shares issued on private placement                                                                   507,500                   --
  Contributed Surplus                                                                                  249,098                   --
                                                                                                   -----------          -----------

  Cash flows from financing activities                                                               2,528,228             (569,668)
                                                                                                   -----------          -----------

INVESTING ACTIVITIES
  Investment in film, television programs and recordings                                            (4,652,778)            (951,987)
  Purchase of property and equipment                                                                    (3,105)                  --
                                                                                                   -----------          -----------

  Cash flows from investing activities                                                              (4,655,883)            (951,987)
                                                                                                   -----------          -----------

CHANGE IN CASH                                                                                          28,011              135,263

CASH, BEGINNING OF YEAR                                                                                239,990              104,727
                                                                                                   -----------          -----------

CASH, END OF YEAR                                                                                  $   268,001          $   239,990
                                                                                                   ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                                                      $    71,519          $    21,171
                                                                                                   ===========          ===========

Income taxes paid                                                                                  $        --          $        --
                                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in note 21 the financial statements.

      (a)   Basis of Consolidation

            The December 31, 2006 consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries and Variable Interest Entities ("VIE"). The December 31, 2005 consolidated financial statements include the accounts of Devine Entertainment Corporation with Variable Interest Entities ("VIE").

      (b)   Inventory

            Inventory consists of finished goods and is stated at the lower of cost and net realizable value.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (c)   Revenue Recognition

            Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of Statement of Position of the American Institute of Certified Public Accountants ("SOP 00-2"). Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured. Revenue from royalties and distribution fees is recognized when received. Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of collectibility of proceeds. Revenue from the sale of home videos and DVDs are recognized at the time of shipment. Amounts received and not recognized as revenue are recorded as deferred revenue.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (g)   Government and Other Assistance

            The Company has access to various government programs, including refundable investment tax credits that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable investment tax credits a re recorded as a reduction of the cost of related films. Tax credits are recognized when there is reasonable assurance that the amount claimed will be received.

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

            Stock options without attached stock appreciation rights granted after January 1, 2002 are accounted for under the fair value method. Under this method, compensation expense is measured at fair value at the grant date using the Black-Scholes option pricing model and recognized over the vesting period with a corresponding increase to contributed surplus. When stock options are exercised, the proceeds, together with the amount recorded in contributed surplus, are recorded in share capital. Stock options granted prior to January 1, 2002 continue to be accounted for using the intrinsic value method which does not give rise to compensation expense.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (j)   Earnings Per Share

            Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the year. The treasury stock method is used to calculate diluted earnings per share. Diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming that options and warrants with an average market price for the year greater than their exercise price are exercised and the proceeds used to repurchase common shares. Diluted loss per share is not presented when the effect would be anti-dilutive.

      (k)   Measurement Uncertainty

            The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of ultimate revenue related to future sales, amortization of Long-Lived Assets, valuation of stock compensation, recoverability of tax credits and estimation of future income tax assets, valuation allowances and other project related accruals. Actual results could differ from these estimates.

            These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

      (l)   Impairment of Long-Lived Assets

            Long-Lived Assets, Including property and equipment, Investments in Films, Television programs and recordings are reviewed for impairment on an annual basis or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the assets is greater than the discounted future cash flows expected to be provided by the asset. The amount of impairment loss, if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash from the asset.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (m)   Deferred revenue

            Sales of rights and licences related to projects in progress are recorded as deferred revenue until revenue recognition parameters have been met.

      (n)   Recent Accounting Pronouncements

      i) Effective December 1, 2004, the Company was required to adopt the Canadian Institute of Chartered accountants' (CICA) Accounting Guideline 15(AcG-15), "Consolidation of Variable Interest Entities" ("VIE"). AcG-15 is substantially similar to the Financial Accounting Standards Board interpretation No.46 ("FIN 46") "Consolidation of Variable Interest Entities". AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if controlled the entity through a controlling voting interest. AcG-15 requires a VIE to be consolidated by the company if that company is the primary beneficiary of that entity. Accordingly, the Company has included the results of operations of the Devine Entertainment Limited
            Partnership and the Devine Entertainment Film Library Limited Partnership in its consolidated operations.

      ii) In January 2005, the CICA issued Handbook Section 3855, "Financial Instruments - Recognition and Measurement". The section prescribes when a financial instrument is to be recognized on the balance sheet and at what amount. It also specifies how financial instrument gains and losses are to be presented. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

      iii) In January 2005, the CICA issued Handbook Section 3865, "Hedges". The Section provides alternative treatments to Section 3855 for entities which choose to designate qualifying transactions as hedges for accounting purposes. It replaces and expands on Accounting Guideline AcG-13 "Hedging Relationships", and the hedging guidance in Section 1650 "Foreign Currency Translation" by specifying how hedge accounting is applied and what disclosures are necessary when it is applied. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

      iv) In January 2005, the CICA issued Handbook Section 1530, "Comprehensive Income". The section introduces a new requirement to temporarily present certain gains and losses from changes in fair value outside net income, but in a transparent manner. This new standard will be effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2006. The Company is assessing the impact of this new standard on its consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      v) In September 2005, the CICA released new Handbook Section 1506, "Accounting Changes" (Section 1506), effective for annual and interim periods beginning on or after January 1, 2007. This section replaces the former section 1506 which establishes criteria for changing accounting policies, together with the accounting treatment and disclosure of changes in accounting policies and estimates, and correction of errors. The Company has determined that Section 1506 will not have any impact to the consolidated results of operations or financial position.

      vi) In September 2006, the Emerging Issues Committee issued EIC-163 "Determining the Variability to be Considered in Applying AcG-15", effective for the first interim or annual reporting period beginning on or after January 1, 2007. EIC-163 defines that the variability to be considered in applying AcG-15 is to be based on analysis of the design of the entity and prescribes the steps to be undertaken in such an analysis. The Company has not yet determined the impact of adopting EIC-163 on its consolidated results of operations or financial position.

4.    FILM TAX CREDITS RECEIVABLE

      Tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at December 31, 2006, the Company expects to receive tax credits of $543,389 (2005 -nil) from the federal government and $1,508,179 (2005 - nil) from the provincial government.

5.    ADVANCES RECEIVABLE

      Advances to an unrelated company is unsecured and bears interest at 6.5% per annum and are due December 16, 2014 (Note 18).

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                                         2006                               2005
                                                                                         ----                               ----
                                                                                      Accumulated
                                                                       Cost          Amortization          Net               Net
                                                                       ----          ------------          ---               ---
Completed television programs and recordings                       $15,996,453       $15,066,135       $   930,318       $ 1,723,043
Completed Motion picture - Bailey's Billions                         6,972,580         4,081,502         2,891,078         3,241,219
Projects in progress                                                 5,669,105                --         5,669,105         1,883,846
                                                                   -----------       -----------       -----------       -----------
                                                                   $28,638,138       $19,147,637       $ 9,490,501       $ 6,848,108
                                                                   ===========       ===========       ===========       ===========

      Amortization and write-down expenses in 2006 for the Company's library of completed television programs and recordings and motion picture totalled $2,010,385.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company reduced the carrying value of its completed film and television programs as summarized below.

      Development costs for properties that are expected to benefit future periods are also capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. The Company decided to write-off $883,148 of its investment costs in 2006 (2005 - nil).

                                 Completed
                                television
                                programs &   Bailey's    Projects In
                                recordings   Billions     Progress      Total

      Regular amortization       $198,740    $ 52,903                 $  251,643
      Write-down                  575,340     300,254      883,148     1,758,742
                                 --------    --------     --------    ----------
      Total Amortization and
      Write-down                 $774,080    $353,157     $883,148    $2,010,385
                                 ========    ========     ========    ==========

      The Company's investment in projects in progress was $5,669,105 which includes $4,202,665 for Across the River to Motor City and $1,466,440 for projects in development.

      The remaining period of amortization for the completed projects ranges from two to seven years at December 31, 2006.

7.    PROPERTY AND EQUIPMENT

                                                   2006                   2005
                                                   ----                   ----
                                               Accumulated
                                       Cost    Amortization     Net        Net
                                       ----    ------------     ---        ---
      Computer and editing
        equipment                    $181,028   $165,556     $ 15,472   $ 17,810
      Furniture and fixtures           58,193     53,260        4,933      6,062
                                     --------   --------     --------   --------

                                     $239,221   $218,816     $ 20,405   $ 23,872
                                     ========   ========     ========   ========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

8.    FILM PRODUCTION LOAN

                                                           2006          2005
                                                           ----          ----
      A Demand loan bearing interest at prime plus 1%,
      repayable in full by June 30, 2008 was arranged
      for the financing of 6 episodes of a one hour TV
      series entitled Across the River to Motor City,
      which was produced by the Company's wholly owned
      subsidiary Across the River Productions Ltd. The
      loan is secured by all receipts including all
      commercialization or exploitation of the series
      worldwide including pre-sale and funding
      agreements and various tax credits. The loan is
      not secured by the parent company's assets and
      is non-recourse to parent company.                $2,121,527   $       --
                                                        ==========   ==========

      Interest on the above demand loan totalled
      $30,312 (2005 - $NIL)

9.    CONVERTIBLE DEBENTURES

                                                            2006        2005
            Principal                                       ----        ----
            Issued
            - February 1996 (i)                         $   75,000   $   75,000
            - December 2000 (ii)                           550,000      550,000
            - December 2000 (iii)                          835,800      835,800
            - Capitalized interest (iv)                    240,000      240,000
                                                        ----------   ----------
                                                         1,700,800    1,700,800

            Less - equity component                       (181,510)    (181,510)
                                                        ----------   ----------

                                                        $1,519,290   $1,519,290
                                                        ==========   ==========

      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10%. The principal was re-payable in four quarterly payments during 2001 of $25,000 plus interest. The first installment was made in April 2001. The Company is still in default on the second, third and fourth installments. As at December 31, 2006, there remains an outstanding balance of $75,000 plus $45,000 (December 31, 2005 - $37,500) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

9.    CONVERTIBLE DEBENTURES (continued)

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at December 31, 2006 the Company is in default of an outstanding balance of $223,211 (December 31, 2005 - $165,463) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at December 31, 2006, there remains an outstanding balance of $337,088 (December 31, 2005 - $249,328) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 9(ii) and 9(iii) and as on the related debentures. As at December 31, 2006 there is an outstanding amount of $63,000 (December 31, 2005 - $37,800) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

10.   INTEREST EXPENSE (RECOVERED)                       2006            2005
                                                         ----            ----

      Interest on convertible debentures              $ 178,209       $ 214,332
      Bank film production loan                          30,312          18,629
      Other interest expense                              2,549              --
                                                      ---------       ---------
                                                        211,070         232,961

      Interest income                                   (34,654)        (39,208)
                                                      ---------       ---------
                                                        176,416         193,753
      Less: amounts capitalized to projects            (139,551)       (142,921)
                                                      ---------       ---------

                                                      $  36,865       $  50,832
                                                      =========       =========

11.   INCOME TAXES

      (a) The following table sets forth reconciliation between prescribed tax rates and the effective tax rate for the Company's total income expense in each of the years presented in the consolidated financial statements.

                                                             2006        2005
                                                             ----        ----

      Income tax (recovery) based on combined
      Statutory income tax rates                         $ (908,111)  $ (85,000)
      Expenses renounced to Variable Interest
        Entities                                            607,598     491,000
      Recognition of tax benefits as a result
        of utilization of tax loss carryforward                  --    (406,000)
      Effect of benefits of losses not currently
        recognized                                          300,513
                                                          ---------   ---------
                                                          $      --   $      --
                                                          =========   =========

(b) Future tax assets
                                                          2006          2005
                                                          ----          ----

      Net operating loss carryforward                 $ 3,450,000   $ 2,805,000
      Investment in film, television programs
        and recordings                                    (60,000)      295,000
                                                      -----------   -----------
                                                        3,390,000     3,100,000

      Valuation allowance                              (3,390,000)   (3,100,000)
                                                      -----------   -----------

      Net Future Tax Assets                           $        --   $        --
                                                      ===========   ===========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

11.   INCOME TAXES (continued)

            In assessing the realizability of future assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

            The valuation allowance was provided against the net future tax assets at December 31, 2006 and 2005 due to uncertainties as to their ultimate realization.

      (c)   Tax Loss Carryforwards

                2007                                                 $  421,000
                2008                                                  3,105,000
                2009                                                  1,390,000
                2010                                                    950,000
                2014                                                  1,898,000
                2016                                                  1,800,000
                                                                     ----------
                                                                     $9,564,000
                                                                     ==========

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

      (i)   Fair Value

            The carrying values of cash, accounts receivable, film tax credits receivable, bank loans, convertible debenture issued in February 1996 (Note 9(i)) and accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The carrying value of advances receivable approximates their fair value because the interest rate is at market rate.

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at December 31, 2006 and 2005. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at December 31, 2006 and 2005.

13.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                 2007                                                    $28,000
                 2008                                                     29,000
                 2009                                                     13,000
                                                                         -------
                                                                         $70,000
                                                                         =======

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

13.   COMMITMENTS AND CONTINGENCIES (continued)

      (f) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

14.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and Class "A" shares 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares                     Number          $ Amount

      Balance, December 31, 2004                     32,251,008       11,208,887
                                                     ----------       ----------

      Common shares issued for services
      rendered                                           80,000           18,400

      Common shares issued on conversion
      of warrants                                     2,547,500          423,260

      Common shares issued for settlement
      of payables                                       350,000           78,748

      Common shares issued on exercise of
      stock options                                     125,000           16,250
                                                     ----------       ----------

      Balance, December 31, 2005                     35,353,508       11,745,545
                                                     ----------       ----------

      Common shares issued for settlement
      of accounts payable and services
      rendered                                          551,860           74,904

      Common shares issued on private
      placement                                       3,383,331          507,500

      Common shares issued on exercise of
      stock options                                      25,000            3,000
                                                     ----------       ----------

      Balance, December 31, 2006                     39,313,699       12,330,949
                                                     ==========       ==========

      (vii) On May 31, 2006 the Company completed a private placement of 3,383,331 units, each consisting of one common share and one-half purchase warrant of $0.15 per unit. Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per share. Net proceeds totalled $507,500.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (continued)

      (viii) In June 2006, the Company issued 339,660 common shares for services rendered, valued at $43,074.

      (ix) In September 2006, the Company issued 25,000 common shares for stock options exercised.

      (x) In October 2006, the Company issued 112,200 common shares for services rendered, valued at $16,830.

      (xi) In November 2006, the Company issued 100,000 common shares for services rendered, valued at $15,000.

      (xii) In January 2005, the Company issued 80,000 common shares for services rendered, valued at $18,400.

      (xiii) In February 2005, the Company issued 125,000 common shares to employees who exercised their stock options, for cash consideration of $16,250.

      (xiv) On or before April 7, 2005, 2,547,500 warrants were exercised at a price of $0.15 per unit for cash consideration of $382,125.

      (xv) In May of 2005, the Company issued 350,000 common shares to settle accounts payable for professional fees in the amount of $78,748

      (c)   Issued - Series 1 preferred shares              Number     $ Amount

            Balance, December 31, 2006 and 2005             494,550     494,550
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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (continued)

      (d)   Stock Option Plan

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                         Average
                                                    Number  Allocated   Exercise
      Outstanding and Exercisable               of Options      Value      Price
      --------------------------------------------------------------------------
      Balance, December 31, 2004                 3,440,000     99,850       0.10

        Exercised                                 (125,000)    (3,750)      0.10

        Expired                                   (135,000)        --       0.15
                                                 ---------    -------       ----

      Balance, December 31, 2005                 3,180,000     96,100       0.10

        Issued                                     100,000      3,600       0.10

        Issued                                     750,000      7,875       0.16

        Exercised                                  (25,000)      (500)      0.10

        Issued                                     240,000         --       1.00
                                                 ---------    -------       ----

      Balance, December 31, 2006                 4,245,000    107,075       0.16
                                                 =========    =======       ====

      The Company has granted stock options as follows:

                                        Number     Exercise   Outstanding and   Weighted Average
Expiry Date            Grant Date     of Options    Price       Exercisable      Remaining Life
------------------------------------------------------------------------------------------------
Feb.17, 2007           June 25,2004      30,000      0.10           30,000            0.13
Sept. 30, 2007        June 25, 2004     125,000      0.10          125,000            0.75
June 25, 2009         June 25, 2004   3,000,000      0.10        3,000,000            2.50
April 24, 2010       April 25, 2006     100,000      0.10          100,000            3.32
Jan.11, 2007          June 11, 2006     375,000      0.15          375,000            0.03
Jan.11, 2007          June 11, 2006     375,000      0.17          375,000            0.03
Dec.29, 2009           Dec.29, 2006     240,000      1.00          240,000            3.00
                                      ---------                  ---------

                                      4,245,000                  4,245,000            2.04
                                      =========                  =========            ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (continued)

      (d)   Stock Option Plan

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Issue date           June 25, 2004  June 25, 2004
            -------------------------------------------------
            Number of options        3,000,000        180,000
            Expected life              5 years        2 years
            Price volatility               50%            50%
            Dividend yield                  --             --
            Risk-free interest
              rate of return                5%             5%
            Amount recorded            $93,750         $6,000

            Issue date          April 25, 2006  June 11, 2006  December 29, 2006
            --------------------------------------------------------------------
            Number of options          100,000        750,000            240,000
            Expected life              5 years      0.5 years             3 year
            Price volatility               30%            30%                30%
            Dividend yield                  --             --                 --
            Risk-free interest
              rate of return                5%             5%                 5%
            Amount recorded             $3,600         $7,875                 --

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

      Outstanding and Exercisable           # of Warrants   Value      Price
      --------------------------------------------------------------------------
      Balance, December 31, 2004              5,459,950    113,900     $0.37

         Converted to common shares          (2,547,500)   (50,950)     0.15
         Issuance of step up warrants         2,547,500     10,190      0.30
         Expired                               (582,500)        --      0.48
                                              ---------     ------      ----

      Balance, December 31, 2005              4,877,450     73,140     $0.36
                                              ---------     ------

         Issued on Private Placement          1,691,666         --      0.30
         Expired                               (499,950)        --   0.15 - 0.20
                                              ---------     ------   -----------

      Balance, December 31, 2006              6,069,166     73,140      0.36
                                              =========     ======      ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

14.   CAPITAL STOCK (continued)

      (e)   Warrants

The Company has granted warrants as follows:

                                          Number       Exercise   Outstanding and   Weighted Average
Expiry Date             Grant Date     of Warrants       Price      Exercisable      Remaining Life
----------------------------------------------------------------------------------------------------
April 7, 2005           April 7, 2004   2,580,000     0.15                  --              --
December 31, 2005   December 31, 2000     550,000     0.50                  --              --
September 26, 2006      June 30, 2004     499,950     0.15 - 0.20           --              --
February 26, 2007       June 30, 2004   1,830,000     0.50           1,830,000            0.16
April 7, 2007           April 7, 2005   2,547,500     0.30           2,547,500            0.27
May 31, 2007             May 31, 2006   1,691,666     0.30           1,691,666            0.41
                                        ---------                    ---------
                                        9,699,116                    6,069,166            0.28
                                        =========                    =========            ====

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date             April 7, 2004  June 30, 2004    June 30, 2004
            Number of warrants         2,580,000      1,830,000      (i) 866,616
            Expected life                 1 year     2.67 years          2 years
            Price volatility                 40%            60%              50%
            Dividend yield                    --             --               --
            Risk-free interest
              rate of return                  5%             5%               5%

            Amount recorded              $51,600        $18,300          $99,000

      (i) Of the 866,616 warrants issued 366,666 have been converted and 499,950 have expired.

            Grant date             April 7, 2005   May 31, 2006
            Number of warrants         2,547,500      1,691,666
            Expected life                 1 year         1 year
            Price volatility                 30%            30%
            Dividend yield                    --             --
            Risk-free interest
              rate of return                  5%            5%

            Amount recorded              $10,190             --

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

15.   LOSS PER COMMON SHARE

      (a) Basic: Loss per share is calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those years.

            Year                                                    Outstanding
            ----                                                    -----------

            2005                                                     35,353,508
            2006                                                     39,313,699

                                                        2006            2005
                                                   ------------    ------------
            Numerator:
            Net income (loss) as reported
              for basic EPS                        $ (2,514,151)   $   (233,409)

            Less: Preferred share
              dividends paid                            (45,004)        (45,004)
                                                   ------------    ------------

            Net Income (Loss)                      $ (2,559,155)   $   (278,413)
                                                   ------------    ------------

            Denominator:
            Weighted average shares
              for basic EPS                          37,575,373      34,649,419
                                                   ============    ============

            Loss per share                         $      (0.07)   $      (0.01)
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

      (c) Anti-dilutive: For the years ended December 31, 2006 and 2005, options to purchase 4,245,000 and 3,180,000 common shares and warrants of 6,069,166 and 2,329,950, respectively were not included in the computation of fully diluted earnings (loss) per share because of the loss results.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

16.   CONTRIBUTED SURPLUS

      Balance, December 31, 2005                       $1,007,376
      Add:  Issuance of stock options                       3,600
      Add:  Settlement of services rendered and
            accounts payable                                7,875
      Less: Stock options exercised                          (500)
      Add:  Pursuant to closing of limited
            partnership (Note 18)                          49,098
                                                       ----------
                                                       $1,267,449
                                                       ==========

                                                          2006           2005

      Settlement of debt instruments                   $  664,501    $  656,626
      Equity portion of long-term debt                    181,510       181,510
      Stock Options (Note 14)                              99,200        96,100
      Warrants (Note 14)                                   73,140        73,140
      Pursuant to closing of limited
        partnership (Note 18)                             249,098            --
                                                       ----------    ----------

                                                       $1,267,449    $1,007,376
                                                       ==========    ==========

17.   RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2006 $299,280 (2005 - $337,417) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. Included in accounts payable and accrued liabilities at December 31, 2006 was $73,750 (2005 - $32,477).

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

18.   VARIABLE INTEREST ENTITIES (continued)

      DELP was also granted the right and option to exchange its rights (including the 2004 royalties) under the services agreement, at anytime until December 31, 2004, for 380,450 common shares and 494,550 preferred shares of the Company.

      On December 22, 2004, DELP exercised its right under the services agreement and the royalty interest payable was reclassified to capital stock.

      b) During 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF")., which to date has not been finalized.

      The accounts of these variable interest entities have been included in these consolidated financial statements of the Company.

      c) In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFL LP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library for $7.0 million, as valued by an outside valuator. The Company has provided financing for the transaction, and has entered into a financing agreement and a management agreement with DEFL LP in order to manage the exploitation and expand the distribution of the properties. Under these agreements the Company will maintain a call right for between a minimum of 70% and a maximum 100% interest in the library assets. On December 29, 2006 subscriptions for 80 units of the DEFL LP were finalized. $175,097 is receivable in 2008 and 2009. Subsequent to payment of all closing expenses the DEFL LP overall net proceeds were $249,098. The accounts of this variable interest entity have been included in the consolidated financial statements of the Company.

19. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                      2006             2005
                                                   -----------      -----------
      Accounts receivable                          $   146,882      $   612,307
      Film tax credits receivable                   (2,051,568)         299,097
      Inventory                                            (96)         (62,127)
      Prepaid and sundry assets                       (105,094)          15,754
      Accounts payable and accrued liabilities         233,714          296,840
      Deferred revenue                               4,342,643       (2,658,971)
                                                   -----------      -----------

                                                   $ 2,566,481      $(1,497,100)
                                                   ===========      ===========

      The supplemental cash flow information
      are as follows:                                    2006             2005
                                                         ----             ----
      Non-cash transactions
      Settlement of accounts payable by
      share issuance                                    59,595           78,748

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

20.   SEGMENTED INFORMATION

      The Company is considered by its Chief Operating Decision Maker to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                                      2006               2005
                                                     -------           ---------
                                                        $                  $
      Revenue
        Canada                                        28,000             446,000
        United States                                274,000             591,000
        United Kingdom                                    --           2,659,000
        France                                        69,000              99,000
        Europe - Other                                38,000                  --
        Other foreign                                 15,000             225,000
                                                     -------           ---------

                                                     424,000           4,020,000
                                                     =======           =========

21.   RECONCILIATION TO UNITED STATES GAAP

      Canada and United States Accounting Policy Differences

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The significant differences between Canadian and U.S. GAAP, and their effect on the consolidated financial statements of the Company, are described below.

      Consolidated statements of operations:

      The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

FOR THE YEARS ENDED DECEMBER 31,                           2006         2005
                                                       -----------    ---------

Net loss in accordance with Canadian GAAP              $(2,514,151)   $(233,409)
Interest (Dividends) on Preferred Shares (Note c)          (45,004)     (45,004)
                                                       -----------    ---------

Net Loss in accordance with U.S. GAAP                  $(2,559,155)   $(278,413)
                                                       ===========    =========

Loss per share                                         $     (0.07)   $   (0.01)

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

      The cumulative effect of these adjustments on shareholders' equity is as follows:

      FOR THE YEARS ENDED DECEMBER 31,               2006              2005
                                                 ------------      ------------

      Shareholders' Equity in accordance with
      Canadian GAAP                              $  3,458,346      $  5,172,024

      Conversion feature on Convertible
      Debentures (Note a)                            (181,510)         (181,510)

      Gain on settlement of New Convertible
      Debentures Effect on Contributed
      Surplus (Note b)                               (284,803)         (284,803)

      Gain on settlement of New Convertible
      Debentures Effect on Deficit (Note b)           284,803           284,803
      Cumulative dividends (Note c)                   (90,131)          (45,127)
      Preferred Shares (Note c)                      (494,550)         (494,550)
                                                 ------------      ------------

      Shareholders' Equity in accordance
      with U.S. GAAP                             $  2,692,155      $  4,450,837
                                                 ============      ============

      Effects of these adjustments on the consolidated Balance Sheet are as follows:

      FOR THE YEARS ENDED DECEMBER 31,               2006              2005
                                                 ------------      ------------

      Assets in accordance with Canadian GAAP    $ 12,934,759      $  7,950,553

      Differences for U.S. GAAP                            --                --
                                                 ------------      ------------
      Assets in accordance with U.S. GAAP        $ 12,934,759      $  7,950,553
                                                 ============      ============

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

      Liabilities in accordance with
      Canadian GAAP                              $  9,476,413      $  2,778,529

      Conversion feature on Convertible
      Debentures (Note a)                             181,510           181,510

      Cumulative dividends (Note c)                    90,131            45,127

      Preferred Shares (Note c)                       494,550           494,550
                                                 ------------      ------------

      Liabilities in accordance with
      U.S. GAAP                                  $ 10,242,604      $  3,499,716
                                                 ============      ============

      Effects of these adjustments on the consolidated statement of cash flows are as follows:

      FOR THE YEARS ENDED DECEMBER 31,                2006              2005
                                                 ------------      ------------

      Cash flows provided by Operating
      Activities

      Cash flows provided by operating
      activities in accordance with
      Canadian GAAP                              $  1,963,775      $  1,656,918

      Interest (Dividends) on Preferred
      Shares Effect on Net Loss (Note c)              (45,004)          (45,004)

      Interest (Dividends) on Preferred
      Shares (Note c) Effect on Other
      Liabilities                                      45,004            45,004
                                                 ------------      ------------

      Cash flows provided by Operating
      Activities                                 $  1,963,775      $  1,656,918
                                                 ============      ============

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and U.S. GAAP are disclosed below.

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 9), is valued at $181,510 and had been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

      (b) Under Canadian GAAP, the exchange of convertible debentures for new convertible debentures and subsequent gain on settlement of the new convertible debentures were valued at $284,803 and have been classified as contributed surplus. Under U.S. GAAP the conversion and subsequent settlement is not accounted for through contributed surplus and would be recorded through the statement of operations thus reducing the deficit. This transaction occurred in 2000.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

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

      iii) In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments." Which amends SFAS No. 133 and SFAS No.140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

      iv) In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

      v) In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN48 on our financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

      Impact of Newly Issued United States Accounting Standards

      vi) In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
            (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

      vii) In September 2006, the SEC issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assess in their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment to prior year financial statements, but such correction would be made the next time the company files the prior year financial statements. Upon adoption SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for correction of prior period misstatement required under this statement. SAB108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 did not have a material effect on the Company's financial statements.

      viii) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company's financial statements.

      ix) In May 2005, the FASB issued SFAS No.154. "Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces APB No.20, "Accounting Changes" and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005
                         (expressed in Canadian dollars)

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

      Impact of Newly Issued United States Accounting Standards

            determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 in fiscal 2007 will have a material impact on our consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

      x)    In December  2004,  FASB issued  SFAS No.  123R which  revises  SFAS
            No.123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005 with early adoption permitted. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant
            - date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Before March 26, 2006 the Company announced that the Board approved the appointment of Mintz & Partners LLP as the company's new independent auditor.

The decision to change the Company's independent accounting firm was approved by the companies Board of Directors. Termination of Accountants Kraft, Berger, Grill, Schwartz, Cohen & March LLP is in no way indicative of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the company. If not resolved to the satisfaction of Kraft, Berger, Grill, Schwartz, Cohen & March LLP, disagreements would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements.

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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Devine held by each:

Directors and Executive Officers

         Name                  Age                 Positions
------------------------------------------------------------------------
David Devine                   54       Director, Chairman of the Board,
                                        President and Chief Executive
                                        Officer

Richard Mozer (1)              48       Director, Vice-Chairman of the
                                        Board, Chief Financial Officer,
                                        Treasurer and Secretary

Kenneth D. Taylor (2)          71       Director

Bryson Farrill (1) (2)         77       Director

Ron Feddersen (1) (2)          62       Director

(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.

      Set forth below are brief biographies of the Company's directors and officers. Except for Mr. Feddersen, all of the directors and executive officers of the Company have held their principal occupations indicated below for the past six years.

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

Summary Compensation Table

      The following table sets forth all compensation earned during each of the last three fiscal years ended December 31, 2006 by the Chief Executive Officer and the Chief Financial Officer of the Company (collectively, the "Named Executive Officers"), such individuals being the only executive officers of the Company whose total annual salary, bonus and other annual compensation exceeded $100,000 (U.S.).

--------------------------------------------------------------------------------
Name and                     Year       Annual Compensation           Long Term
Principal                                                           Compensation
Position
--------------------------------------------------------------------------------
                                                     Other Annual    Securities
                                    Salary   Bonus   Compensation    Underlying
                                      ($)     ($)       ($)(1)       Options (#)
--------------------------------------------------------------------------------
David Devine,                2006     --      --       164,276               --
Chairman, President          2005     --      --       195,150               --
& Chief Executive            2004     --      --       271,610        1,000,000
Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Name and                     Year       Annual Compensation           Long Term
Principal                                                           Compensation
Position
--------------------------------------------------------------------------------
                                                     Other Annual    Securities
                                    Salary   Bonus   Compensation    Underlying
                                      ($)     ($)       ($)(1)       Options (#)
--------------------------------------------------------------------------------
Richard Mozer                2006     --      --       135,000               --
Vice-Chairman,               2005     --      --       166,170               --
Chief Financial,             2004     --      --       222,226        1,000,000
Officer, Treasurer
& Secretary
--------------------------------------------------------------------------------

(1) In accordance with the executive services agreement described below under "Executive Services Agreement," the Company pays fees to a corporation controlled jointly by Messrs. Devine and Mozer as compensation for writing, directing and producing services provided to the Company. Messrs. Devine and Mozer were also issued Common Shares during 2004. See "Certain Relationships and Material Transactions."

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

      In June 2006 the Company's stock option plan was amended as follows; The determination regarding the aggregate number of Voting Shares subject to options in favour of any Participant will take into consideration the Participant's present and potential contribution to the success of the Corporation and shall be determined from time to time by the Board of Directors upon the recommendation of the Compensation Committee. The aggregate maximum number of Voting Shares reserved for issuance at any time upon the exercise of options issued pursuant to this Plan and any other Share Compensation Arrangements shall be equal to fifteen percent (15%) of the aggregate number of Voting Shares then issued and outstanding or such other number as the shareholders of the Corporation shall approve in accordance with the requirements of any Exchange."

      Any officer or director of the Corporation be and is hereby authorized for and on behalf of the Corporation to execute, whether under the corporate seal of the Corporation or otherwise, and deliver all such documents and instruments, and to do all such acts or things, as may be necessary or desirable to give effect to the foregoing."

      As at March 26, 2007, 5,897,055 Common Shares were reserved for issuance under the Option Plan and 3,465,000 are subject to currently outstanding options.

Option Grants in Last Fiscal Year

      The Company did not grant any options to purchase Common Shares to Executive Officers during the fiscal year ended December 31, 2006.

      The following table sets forth information regarding options to purchase Common Shares granted during the fiscal year ended December 31, 2004 to each of the Named Executive Officers.

--------------------------------------------------------------------------------
                   Number of
                   Securities       % of Total
                   Underlying    Options Granted     Exercise
                    Options      to Employees in   Price/Common
    Name           Granted (#)   Fiscal Year 2004     Share)     Expiration Date
--------------------------------------------------------------------------------

David Devine       1,000,000          29.1%           $0.10          09.29.09
--------------------------------------------------------------------------------

Richard Mozer      1,000,000          29.1%           $0.10          09.29.09
--------------------------------------------------------------------------------

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

      The Executive Officers of the Company did not exercise options to purchase Common Shares during the fiscal year ended December 31, 2006.

      The following table sets forth information concerning each exercise of options to purchase Common Shares by the Named Executive Officers during the fiscal year ended December 31, 2006.

--------------------------------------------------------------------------------
    Name      Securities     Value       Unexercised      Value of Unexercised
              Acquired on   Realized     Options at      In-the-Money Options at
              Exercise (#)            December 31, 2006     December 31, 2006
                                             (#)

                                         Exercisable/          Exercisable/
                                        Unexercisable         Unexercisable
--------------------------------------------------------------------------------
David Devine      -0-          $0         1,000,000                 $0
--------------------------------------------------------------------------------

Richard Mozer     -0-          $0         1,000,000                 $0
--------------------------------------------------------------------------------

Compensation of Directors

      As of January 1, 2006, Directors of the Company who are not employees, are paid $1,500 per quarter, payable in common shares of the Company or cash. Prior to January 1, 2007, Directors did not receive an annual retainer or any other cash compensation for their services as members of the board of directors of the Company. Directors of the Company, are entitled to reimbursement for any expenses incurred for each meeting of the board of directors or of any committee of the board of directors that they attend.

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

Directors' and Officers' Liability Insurance

      The Company maintains insurance for the benefit of its directors and officers against liability in their respective capacities as directors and officers. The annual premium payable by the Company in respect of such insurance is $15,582. (inclusive of applicable taxes) and the total amount of insurance purchased for the directors and officers as a group is $1,000,000. The directors and officers are not required to pay any premium in respect of the insurance. The Company is liable to the extent of $50,000 per claim under the deductibility provisions of the policy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as at March 26, 2007 certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company's voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Named Executive Officers (as such term is defined in "Executive Compensation") and (B) all directors and executive officers of the Company as a group.

                         Title of Class - Common Shares

                                            Amount and
Name and Address of                    Nature of Beneficial
 Beneficial Owner(1)                         Ownership          Percent of Class
--------------------                   --------------------     ----------------

Forvest Trust S.A.                         3,570,000(2)                9.1%
6, Place Chevelu
1211 Geneva 1
Switzerland

David Devine                               6,920,545(3)               17.6%

Richard Mozer                              6,433,945(4)               16.4%

Kenneth D. Taylor                            184,100(5)            Less than 1%

Bryson Farrill                               194,100(6)            Less than 1%

Ron Feddersen                                284,100(7)            Less than 1%

All directors and executive               14,016,790                  35.7%
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

--------------------------------------------------------------------------------
  3.2            By-Laws of the Company                                  *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  4.1            Specimen Form of Common Share Certificate              **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  10.1           Option Plan of the Company                              *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  10.2           Executive Services Contract dated as of
                 January 1, 2005 among 1078459 Ontario Inc.,
                 the Company, David B. Devine and Richard Mozer         **
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  21.1           Subsidiaries of the Company                           ***
--------------------------------------------------------------------------------

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

***   filed herewith

b.) Reports on Form 8-K

No reports were filed on Form 8-K during the last quarter of the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Mintz & Partners LLP for Professional Services rendered in 2006 and Kraft, Berger, Grill, Schwartz, Cohen and March LLP, Chartered Accountants for Professional Services rendered in 2005

                                                        Years Ended December 31,
                                                        ------------------------
                                                        2006               2005

Audit Fees (1)                                        $49,500             80,940
Audit-Related Fees                                         --              2,940
Tax Fees                                                   --                 --
All Other Fees
                                                       49,500             83,880
                                                      =======            =======

1)    Services   relating  to  audit  of  the  annual   consolidated   financial
      statements,  review  of  quarterly  financial  statements,   consents  and
      assistance with the review of documents filed with the SEC.

      All engagements for audit services, audit related services and tax services are approved in advance by the Audit Committee and the full Board of Directors. The Audit Committee and the Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2006 and 2005, is compatible with maintaining the auditor's independence.

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

Dated: March 26, 2007

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                     Date
--------------------------------------------------------------------------------
/s/ David Devine        Director, Chairman of the Board           March 26, 2007
                        President and Chief Executive Officer

/s/ Richard Mozer       Director, Vice-Chairman of the            March 26, 2007
                        Board, Chief Financial Officer,
                        Treasurer and Secretary

/s/ Kenneth D. Taylor   Director                                  March 26, 2007

/s/ Bryson Farrill      Director                                  March 26, 2007

/s/ Ron Feddersen       Director                                  March 26, 2007