Form 10QSB
period 2007-03-31
Devine Entertainment CORP
filed 2007-05-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from______________________to________________________
   Commission file number____________________________________________________

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

                                  Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007, the issuer had 39,382,549 Common Shares outstanding.

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

Item 1.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                         (expressed in Canadian dollars)

                                 March 31, 2007

                        DEVINE ENTERTAINMENT CORPORATION

                                 MARCH 31, 2007

                                    CONTENTS

                                                                            PAGE
INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                           3

      Statement of Shareholders' Equity                                       4

      Statement of Operations                                                 5

      Statement of Cash Flows                                                 6

      Notes to Financial Statements                                        7- 29

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                                 MARCH 31, 2007

                                     ASSETS

                                                                                         March 31           December 31
                                                                                           2007                 2006
                                                                                       ------------         ------------
Current

Cash                                                                                   $    316,822         $    268,001
Accounts receivable                                                                         134,303               82,699
Subscription receivable                                                                          --              132,296
Inventory                                                                                    78,623               88,236
Film tax credits receivable (Note5)                                                         764,594            2,051,568
Prepaid and sundry assets                                                                   132,800              131,406
                                                                                       ------------         ------------
                                                                                          1,427,142            2,754,206

Advances receivable (Note 4)                                                                554,079              494,550
Investment in film, television programs and recordings (Note 6)                           8,989,623            9,490,501
Long term receivable                                                                        175,097              175,097
Property and equipment (Note 8)                                                              18,998               20,405

                                                                                       ------------         ------------
                                                                                       $ 11,164,939         $ 12,934,759
                                                                                       ============         ============

                                                         LIABILITIES

Current

Accounts payable and accrued liabilities                                               $  1,411,577         $  1,492,953
Film production loan (Note7)                                                              1,466,180            2,121,527
Convertible debentures (Note 9)                                                           1,519,290            1,519,290
Deferred revenue (Note3 (m))                                                              2,755,334            4,342,643
                                                                                       ------------         ------------
                                                                                          7,152,381            9,476,413
                                                                                       ------------         ------------

                                                     SHAREHOLDERS' EQUITY

Capital stock (Note 10)                                                                  12,330,949           12,330,949
Preferred shares                                                                            494,550              494,550
Contributed surplus (Note 11)                                                             1,267,449            1,267,449
Deficit                                                                                 (10,080,390)         (10,634,602)
                                                                                       ------------         ------------
                                                                                          4,012,558            3,458,346
                                                                                       ------------         ------------
                                                                                       $ 11,164,939         $ 12,934,759
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

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

FOR THE PERIOD ENDED MARCH 31, 2007 AND FOR THE YEAR ENDED DECEMBER 31, 2006

                                                                   Stock                                 Contributed
                              Common Shares       Warrants        Options          Preferred Shares         Surplus        Deficit
                             #           $           #               #              #             $             $              $
                                                                                                          (Note 11)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2005        35,353,508   11,745,545   4,877,450      3,180,000      494,550       494,550     1,007,376     (8,075,447)
-issuance of stock
   options                       --           --          --        340,000           --            --         3,600             --

-on settlement for
   services rendered
   and accounts
   payable                  551,860       74,904          --        750,000           --            --         7,875             --

-issuance of private
   placement              3,383,331      507,500   1,691,666             --           --            --            --             --
-on exercise of
   stock options             25,000        3,000          --        (25,000)          --            --          (500)            --

-expired warrants                --           --    (499,950)            --           --            --            --

-pursuant to closing
80 units of DEFFLP                                                                                           249,098

-dividend distribution                                                                                                      (45,004)

NET LOSS                         --           --          --             --           --            --            --     (2,514,151)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2006        39,313,699   12,330,949   6,069,166      4,245,000      494,550       494,550     1,267,449    (10,634,602)

-expired options                                                   (780,000)

NET INCOME                                                                                                                  554,212
------------------------------------------------------------------------------------------------------------------------------------
BALANCE
March 31, 2006           39,313,699   12,330,949   6,069,166      3,465,000      494,550       494,550     1,267,449    (10,080,390)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                     FOR THE 3 MONTH PERIOD ENDED MARCH 31,

                                                        2007           2006
                                                     ----------     ---------
REVENUE                                              $2,029,075     $ 163,860
                                                     ----------     ---------

EXPENSES
  Operating                                             102,234       232,377
  Amortization - film, television programs
    and recordings
               - equipment                            1,376,705        84,742
                                                          1,407         1,644
  Interest (Note 12)                                     (5,483)       (7,926)
                                                     ----------     ---------
                                                      1,474,863       314,437
                                                     ----------     ---------

NET INCOME (LOSS) FOR THE PERIOD                     $  554,212     $(150,577)
                                                     ==========     =========

EARNINGS (LOSS) PER COMMON SHARE (Note 13)

BASIC                                                $     0.01     $    0.00
                                                     ==========     =========

FULLY DILUTED                                        $     0.01     $    0.00
                                                     ==========     =========

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                      FOR THE 3 MONTH PERIOD ENDED MARCH 31

                                                                                          2007              2006
                                                                                       ----------         ---------

OPERATING ACTIVITIES
    Net income (loss) for the period                                                   $  554,212         $(150,577)
       Amortization - film, television programs and recordings                          1,376,705            84,742
                    - property and equipment                                                1,407             1,644
                    - financing charges                                                        --                --
    Stock-based compensation                                                                   --             3,600
    Change in non-cash components of working capital (Note 18)                           (352,329)           18,362
                                                                                       ----------         ---------

                                                                                        1,579,995           (42,229)
                                                                                       ----------         ---------

FINANCING ACTIVITIES
  Increase (decrease) in bank loans                                                      (655,347)               --
  Advances                                                                                     --           182,000
                                                                                       ----------         ---------

                                                                                         (655,347)          182,000
                                                                                       ----------         ---------

INVESTING ACTIVITY
Investment in film, television programs and recordings                                   (875,827)         (190,073)
                                                                                       ----------         ---------

CHANGE IN CASH                                                                             48,821           (50,302)

CASH, BEGINNING OF PERIOD                                                                 268,001           239,990

CASH, END OF PERIOD                                                                    $  316,822         $ 189,688
                                                                                       ==========         =========

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                                          $       --         $      --
                                                                                       ==========         =========

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conform, in all material respects, with U.S. GAAP, except as described in Note 20 the financial statements.

      (a)   Basis of Consolidation

            The March 31, 2007 and December 31, 2006 consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries and Variable Interest Entities ("VIE").

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (j)   Earnings Per Share

            Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the year. The treasury stock method is used to calculate Fully diluted earnings per share. Fully diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming that options and warrants with an average market price for the year greater than their exercise price are exercised and the proceeds used to repurchase common shares. Fully diluted loss per share is not presented when the effect would be anti-dilutive.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      (n)   Recent Accounting Pronouncements

            (i) In September 2006, the Emerging Issues Committee issued EIC-163 "Determining the Variability to be Considered in Applying AcG-15", effective for the first interim or annual reporting period beginning on or after January 1, 2007. EIC-163 defines that the variability to be considered in applying AcG-15 is to be based on analysis of the design of the entity and prescribes the steps to be undertaken in such an analysis. The Company has not yet determined the impact of adopting EIC-163 on its consolidated results of operations or financial position.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014. (see Note 17)

5.    FILM TAX CREDITS RECEIVABLE

      Tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at March 31, 2007, the Company expects to receive tax credits of $543,389 (December 31, 2006 $543,389) from the federal government and $221,205 (December 31, 2006 - $1,508,179) from the provincial government.

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                                      March 31,                         December 31,
                                                                                        2007                                2006
                                                                                     -----------                         -----------
                                                                                    Accumulated
                                                                       Cost         Amortization           Net               Net
                                                                   -----------       -----------       -----------       -----------
Completed television programs and recordings                       $ 6,910,873       $ 6,033,428       $   877,445       $   930,318
Completed Motion picture - Bailey's Billion$                         6,972,580         4,081,502         2,891,078         2,891,078
Completed television Drama Series-                                   1,916,667         1,332,579           584,088                --
(2 of 6 episodes of Across the River)
Projects in progress                                                 4,637,012                --         4,637,012         5,669,105
                                                                   -----------       -----------       -----------       -----------
                                                                   $20,437,132       $11,447,509       $ 8,989,623       $ 9,490,501
                                                                   ===========       ===========       ===========       ===========

      Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company may change the carrying value of its completed film and television programs accordingly.

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

      As at December 2010 over 80% of the completed motion picture costs will be amortized.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      The remaining period of amortization for the completed projects ranges from two to ten years.

      The Company's investment in projects in progress was $4,637,012 which includes $3,180,382 for Across the River to Motor City and $1,456,630 for projects in development.

7.    FILM PRODUCTION LOAN

                                                                                            2007            2006
                                                                                            ----            ----
      A Demand loan bearing interest at prime plus 1%, repayable in full by
      June 30, 2008 was arranged for the financing of 6 episodes of a one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary Across the River
      Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to
      parent company.                                                                    $1,466,180      $2,121,527
                                                                                         ==========      ==========

      Interest on the above demand loan totalled $37,127 for the three month period ended March 31, 2007 (three months ended Dec. 31,2006 - $30,312) and has been capitalized to projects in progress.

8.    PROPERTY AND EQUIPMENT

                                             March 31             December 31,
                                               2007                   2006
                                           ------------           ------------
                                           Accumulated
                                   Cost    Amortization    Net        Net
                                 --------  ------------  -------  ------------
Computer and editing equipment   $181,028    $166,716    $14,312    $15,472
Furniture and fixtures             58,193      53,506      4,687      4,933
                                 --------    --------    -------    -------
                                 $239,221    $220,222    $18,999    $20,405
                                 ========    ========    =======    =======

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

9.       CONVERTIBLE DEBENTURES

                                                   March 31,        December 31,
Principal                                            2007               2006
                                                 -----------        ------------
 Issued
  - February 1996 (i)                            $    75,000        $    75,000
  - December 2000 (ii)                               550,000            550,000
  - December 2000 (iii)                              835,800            835,800
  - Capitalized interest (iv)                        240,000            240,000
                                                 -----------        -----------
                                                   1,700,800          1,700,800
  Less - equity component                           (181,510)          (181,510)
                                                 -----------        -----------
                                                 $ 1,519,290        $ 1,519,290
                                                 ===========        ===========


      (i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10% per annum. The principal was repayable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at March 31, 2007, there remains an outstanding balance of $75,000 plus $46,875 (December 31, 2006 - $45,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at March 31, 2007 the Company is in default of an outstanding balance of $237,648 (December 31, 2006 - $223,211) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

9.    CONVERTIBLE DEBENTURES (Continued)

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at March 31, 2007, there remains an outstanding balance of $359,028 (December 31, 2006 - $337,088) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 9 (ii) and 7(iii) and as on the related debentures. As at March 31, 2007 there is an outstanding amount of $69,300 (December 31, 2006 - $63,000) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

10.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and preferred shares issuable in series 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares

                                                        Number          Amount
                                                      ----------     -----------
      Balance, March 31, 2007 and December 31, 2006   39,313,699     $12,330,949
                                                      ==========     ===========

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

10.   CAPITAL STOCK (continued)

      (c)   Issued - Series 1 preferred shares

                                                              Number     Amount
                                                             -------    --------
            Balance, December 31, 2006 and March 31, 2007    494,550    $494,550
                                                             =======    ========


            The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at March 31, 2007 dividends in arrears amounted to $11,220.

      (d)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others, options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                        Average
                                                  Number    Allocated   Exercise
            Outstanding and Exercisable         of Options    Value      Price
            ---------------------------         ----------  ---------   --------
            Balance, December 31, 2006          4,245,000    96,100       0.10
            Expired, January 2007                (780,000)       --       0.16
                                                ---------    ------       ----
            Balance, March 31, 2007             3,465,000    96,100       0.16
                                                =========    ======       ====

                  The Company has granted stock options as follows:

                                                                    Weighted
                                                      Outstanding   Average
                                  Number    Exercise     and       Remaining
Expiry Date       Grant Date    of Options   Price    Exercisable    Life
----------------------------------------------------------------------------
June 25, 2009   June 25, 2004    3,000,000    0.10     3,000,000     2.24
Sept. 30, 2007  June 25, 2004      125,000    0.10       125,000      0.5
April 25, 2010  April 25, 2006     100,000    0.10       100,000     3.09
Dec.29, 2009    Dec.29, 2006       240,000    1.00       240,000     2.75

                                 3,465,000             3,465,000     2.24
                                 =========             =========     ====

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

10.   CAPITAL STOCK (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date                             April 25, 2006         December 29, 2006
--------------------------------------------------------------------------------
Number of options                             100,000                   240,000
Expected life                                 5 years                   3 years
Price volatility                                   30                       30%
Dividend yield                                     --                        --
Risk-free interest rate of return                  5%                        5%
Amount recorded                                $3,600                        --

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

            Outstanding and Exercisable       # of Warrants     Value      Price
            --------------------------------------------------------------------
            Balance Dec. 31, 2006                6,069,166      73,140      0.36
                                                 ---------      ------      ----
            Balance, March 31, 2007              6,069,166      73,140      0.36
                                                 =========      ======      ====


The Company has granted warrants as follows:

                                     Number    Exercise    Outstanding    Weighted Average
Expiry Date        Grant Date     of Warrants   Price    and Exercisable   Remaining Life
-------------------------------------------------------------------------------------------
December 31, 2009  June 30, 2004   1,830,000     0.50        1,830,000            2.75
April 7, 2007      April 7, 2005   2,547,500     0.30        2,547,500           0.019
May 31, 2007       May 31, 2006    1,691,666     0.30        1,691,666            0.17
                                   ---------                 ---------           -----
                                   6,069,166                 6,069,166            0.88
                                   =========                 =========           =====

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                               May 31, 2006
            Number of warrants                          1,691,666
            Expected life                                  1 year
            Price volatility                                  30%
            Dividend yield                                     --
            Risk-free interest rate of return                  5%

            Amount recorded                                    --

            There were no warrants granted during the first quarter of 2007, however, the board of directors approved an extension of 1,830,000 warrants to December 31, 2009 that were originally to expire in February 2007. There was no impact to the Financial Statements as a result of the extension of the warrants.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

11.   CONTRIBUTED SURPLUS

            Balance, December 31, 2006                   $1,267,449
                                                         ----------
            Balance March 31, 2007                       $1,267,449
                                                         ==========

                                                          March 31,    Dec.  31,
                                                             2007         2006
                                                          ---------    ---------
Settlement of debt instruments                             $664,501     $664,501
Equity portion of long-term debt                            181,510      181,510
Stock Options (10 (d))                                       99,200       99,200
Warrants (Note 10 (e))                                       73,140       73,140
Pursuant to closing of limited partnership (17)             249,098      249,098
                                                         ----------   ----------
                                                         $1,267,449   $1,267,449
                                                         ==========   ==========

12.   INTEREST EXPENSE (INCOME)

                                                           March 31,   March 31,
                                                             2007        2006
                                                           --------    --------
Interest on convertible debentures                         $ 44,552    $ 44,552
Bank film production loan                                    37,127          --
                                                           --------    --------
                                                             81,679      44,552
Interest income                                              (8,147)     (7,926)
                                                           --------    --------
                                                             73,532      36,626
Less: amounts capitalized to projects                       (41,888)    (44,552)
                                                           --------    --------
                                                           $ 31,644    $ (7,926)
                                                           ========    ========

            Interest expense of $37,127 for the film production bank loan has been capitalized to projects in progress. (See note 7)

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

13.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                 Outstanding
            ------                                                 -----------
            March 31, 2007                                         39,313,699
            March 31, 2006                                         35,353,508

                                                      March 31,       March 31,
                                                        2007            2006
                                                    ------------   ------------
Numerator:
----------
Net income (loss) as reported for basic EPS         $    554,212   $   (150,577)

Less: Preferred share dividends paid and in arrears      (11,220)       (11,200)
                                                    ------------   ------------
Net Income (Loss)                                   $    542,992   $   (161,797)
                                                    ------------   ------------
Denominator:
------------
Weighted average shares for basic EPS                 39,313,699     35,353,508
                                                    ============   ============
Basic income (loss) per share                       $       0.01   $      (0.00)
                                                    ============   ============

      (b) Fully Diluted: The Company follows CICA Handbook Section 3500, "Earnings per Share", effective January 31, 2003. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three months ended March 31, 2007 and 2006 the assumed exercise of outstanding stock options and warrants would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented in the consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

13.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                     March 31,       March 31,
                                                       2007            2006
                                                   ------------    ------------
Numerator:
----------
Net income (loss) as reported for basic EPS        $    554,212    $   (150,577)
Less: Preferred share dividends paid
  and in arrears                                        (11,220)        (11,220)
                                                   ------------    ------------

Net Income (loss)                                  $    542,992    $   (161,797)
                                                   ------------    ------------

Denominator:
------------
Weighted average shares for basic EPS                39,313,699      35,353,508
Effect of dilutive securities:
  Stock options                                         554,167              --
  Warrants                                                   --              --
                                                   ------------    ------------
Adjusted weighted average shares and assumed
conversions for dilutive EPS                         39,867,866      35,353,508
                                                   ============    ============
Fully diluted income (loss) per share              $       0.01    $      (0.00)
                                                   ============    ============

      (c) Anti-dilutive: For the 3 months ended March 31, 2007 and 2006, options to purchase 210,000 and 3,280,000 common shares and warrants of 6,069,166 and 4,877,450, respectively were not included in the computation of fully diluted earnings (loss) per share because to do so for the three months ended March 31, 2007 would be anti-dilutive and for the three months ended March 31, 2006 because of the loss results.

14.   FINANCIAL INSTRUMENTS

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

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

14.   FINANCIAL INSTRUMENTS (continued)

            The carrying value of advances receivable approximates their fair value because the interest rate charged is at market rate.

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at March 31, 2007 and 2006. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at March 31, 2007.



15.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                2007                                           $ 21,000
                2008                                             29,000
                2009                                             13,000
                                                               --------
                                                                $63,000
                                                               ========

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

15.   COMMITMENTS AND CONTINGENCIES (continued)

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

16.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended March 31, 2007 $151,445 (March 31, 2006 - $73,749) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

17.   VARIABLE INTEREST ENTITIES

      a) During the year ended December 31, 2004, the Company entered into a services agreement with Devine Entertainment Limited Partnership ("DELP").

      Under the terms of the services agreement, the 2004 DELP advanced $846,350 to the Company for the 2004 services, which was originally accounted for as royalty interest payable. Included in the $846,350 was $494,550 which was initially loaned from the Company to an unrelated company (Note 4), which subsequently loaned these funds to the limited partners.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

17.   VARIABLE INTEREST ENTITIES (continued)

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

18. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                   March 31, 2007 March 31, 2006
                                                   -------------- --------------
Accounts receivable                                  $    80,692    $    56,494
Film tax credits receivable                            1,286,974             --
Advance receivable                                       (59,529)            --
Inventory                                                  9,613          8,546
Prepaid and sundry assets                                 (1,394)        (9,471)
Accounts payable and accrued liabilities                 (81,376)       (37,207)
Deferred revenue                                      (1,587,309)            --
                                                     -----------    -----------
                                                     $  (352,329)   $    18,362
                                                     ===========    ===========

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

18. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION (continued)

The supplemental cash flow information is as follows:    March 31,    March 31,
                                                           2007         2006
                                                         ---------    ---------
Non-cash transactions
  Stock options issued                                        --         3,600

19.   SEGMENTED INFORMATION

      The Company is considered to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                                March 31, 2007   March 31, 2006
                                                --------------   --------------
      Canada                                      $1,886,950         $  6,856
      United States                                   42,533           72,148
      France                                              --           68,723
      Russia                                          83,442               --
      Europe - Other                                  16,150              769
      Other foreign                                       --           15,364
                                                  ----------         --------
                                                  $2,029,075         $163,860
                                                  ==========         ========

20.   RECONCILIATION TO UNITED STATES GAAP


Canada and United States Accounting Policy Differences

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The significant differences between Canadian and U.S. GAAP, and their effect on the consolidated financial statements of the Company, are described below.

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)
      Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

FOR THE THREE MONTHS ENDED MARCH 31,                      2007         2006
                                                      -----------   -----------
Net income (loss) in accordance with Canadian GAAP    $   554,212   $  (150,577)

Interest (Dividends) on Preferred Shares (Note c)          11,220        11,220
                                                      -----------   -----------

Net Income (Loss) in accordance with
U.S. GAAP                                             $   542,992   $  (161,797)
                                                      -----------   -----------

Net Income
(Loss) per share                                      $      0.01   $        --
                                                      ===========   ===========
The cumulative effect of these
adjustments on shareholders' equity is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                      2007          2007
                                                      -----------   -----------
Shareholders' Equity in accordance
with Canadian GAAP                                    $ 4,012,558   $ 5,025,047

Conversion feature on Convertible Debentures (Note a)    (181,510)     (181,510)

Gain on settlement of New Convertible Debentures

Effect on Contributed Surplus (Note b)                   (284,803)     (284,803)

Gain on settlement of New Convertible Debentures

Effect on Deficit (Note b)                                284,803       284,803

Cumulative dividends (Note c)                            (101,351)      (56,347)

Preferred Shares (Note c)                                (494,550)     (494,550)
                                                      -----------   -----------

Shareholders' Equity in accordance with U.S. GAAP     $ 3,235,147   $ 4,292,640
                                                      ===========   ===========

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

The effect of these adjustments on the
consolidated Balance Sheet is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                   2007            2006
                                                   ------------    ------------
Assets in accordance with Canadian GAAP            $ 11,164,939    $  7,948,369

Differences for U.S. GAAP                                    --              --
                                                   ------------    ------------

Assets in accordance with U.S. GAAP                $ 11,164,939    $  7,948,369
                                                   ============    ============
Liabilities in accordance with Canadian GAAP       $  7,152,381    $  2,923,322

Conversion feature on Convertible Debentures
(Note a)                                                181,510         181,510

Cumulative dividends (Note c)                           101,331          56,347

Preferred Shares (Note c)                               494,550         494,550
                                                   ------------    ------------

Liabilities in accordance with U.S. GAAP           $  7,929,772    $  3,655,729
                                                   ============    ============

The effect of these adjustments on the
consolidated statement of cash flows is
as follows:


FOR THE THREE MONTHS ENDED MARCH 31,                   2007            2006
                                                   ------------    ------------

Cash flows provided by Operating Activities

Cash flows provided by operating activities
in accordance with Canadian GAAP                   $  1,579,995    $    (42,229)

Interest (Dividends) on Preferred Shares -
Effect on Net Loss (Note c)                             (11,220)        (11,220)

Interest (Dividends)on Preferred Shares
(Note c) - Effect on Other Liabilities                   11,220          11,220

Cash flows provided by Operating Activities        $  1,579,995    $    (42,229)
                                                   ============    ============

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

      (a) Under Canadian GAAP, the conversion feature on the convertible debentures (Note 9), is valued at $181,510 and has been classified as contributed surplus. Under U.S. GAAP the conversion feature is not accounted separately and thus would not flow through contributed surplus. This transaction occurred in 2000.

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


            ii) In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments." Which amends SFAS No. 133 and SFAS No.140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

                  to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

            iii) In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

            iv) In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN48 on our financial statements.

            v) In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of this pronouncement on financial statements.

            vi) In September 2006, the SEC issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assess in their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment to prior year financial statements, but such correction would be made the next time the company files the prior year financial statements. Upon adoption SAB 108 allows a one-time transitional

                        DEVINE ENTERTAINMENT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited-Prepared by Management)
                         (expressed in Canadian dollars)
                                 March 31, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

                  cumulative effect adjustment to retained earnings for correction of prior period misstatement required under this statement. SAB108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 did not have a material effect on the Company's financial statements.

            vii) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company's financial statements.

Item 2.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of May 11, 2007 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the three month period ended March 31, 2007 and 2006. Additional information related to the Company is available on SEDAR at www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 20 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Five-time Emmy Award-winning Devine Entertainment Corporation develops, produces and distributes feature films, primetime drama, children's and family entertainment for the theatrical motion picture, television and the Video/DVD marketplace worldwide.

The Company's proprietary library includes 19 award-winning broadcast programs based on the lives of landmark international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. Its landmark Composers', Inventors' and Artists' are critically acclaimed and broadcast in over 50 countries. The Company completed its first feature film for theatrical release, Bailey's Billion$, which was released in North America on August 5, 2005 and is currently being distributed in theatres, on television and DVD worldwide. In 2006 the Company continued expanding its proprietary library by financing and producing its first general audience primetime one-hour mystery series, entitled Across the River to Motor City for broadcast worldwide.

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its broadly based library of original programs; (ii) increase its feature film and primetime drama production and distribution through strategic alliances with major international distributors, broadcasters and co-producers; (iii) grow by expanding its library through acquisitions of third party film libraries and the integration of third party productions and production companies

FORWARD-LOOKING STATEMENTS

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

FIRST QUARTER 2007 HIGHLIGHTS

Revenues and earnings increased dramatically as a result of the Company's focus on the post-production and delivery of the first two episodes of the Company's new primetime mystery series for Chum Television, Across the River to Motor City and sales resulting from the new foreign distribution relationship with Carrere Group of France.

      o Revenues in the first quarter ended March 31, 2007 increased by more than $1,865,215 or approximately 1138% to $2,029,075 as compared to $163,860 for the same period in 2006. $1,870,809 of these revenues were derived from the delivery of the first two episodes of its new series Across The River to Motor City and the balance of $158,266 in revenues were generated by sales from the Company's library of films and television programs.

      o Net Earnings for the first quarter 2007 increased by $704,789 to $554,212 or $0.01 per share as compared to a loss of $150,577 for the same period in 2006.

The Company expects strong revenue and earnings growth to continue through the balance of 2007 with revenues being generated by its proprietary library of films and television programs and as four more episodes of Across the River to Motor City are completed and delivered.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 AND 2006

Revenues

Revenues in the first quarter ended March 31, 2007 increased by more than $1,865,215 to $2,029,075, reflecting an increase of approximately 1138% as compared to $163,860 for the same period in 2006.

The majority of the Company's revenues in the quarter, or $1,870,809, were derived from the delivery of the first two episodes of the six-episode first season of its new series for CHUM Television, entitled Across The River to Motor City. The balance of $158,266 in revenue for the first quarter 2007 was generated by continuing sales from the Company's proprietary library of completed films and television programs. The Company's library revenues were marginally lower as compared with $163,860 for the same period in 2006. As expected, the Company's feature film, Bailey's Billion$, did not contribute to the Company's revenues in the first quarter of 2007.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                            March 31, 2007      March 31, 2006
                                            --------------      --------------
Canada                                        $1,886,950         $    6,856
United States                                     42,533             72,148
France                                                --             68,723
Russia                                            83,442                 --
Europe - Other                                    16,150                769
Other foreign                                         --             15,364
                                              ----------         ----------
                                              $2,029,075         $  163,860
                                              ==========         ==========

Earnings (loss) per Common Share (EPS)

Net Earnings for the first quarter ended March 31, 2007 increased by $704,789 to $554,212 or $0.01 per share as compared to a net loss of $150,577 for the same period in 2006.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation, amortization and write-down of debt was $1,926,841 or $0.05 per share in the quarter ended March 31, 2007 an increase of $1,998,958 as compared to ($72,117) in the same period in 2006.

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

Shareholders' Equity

Shareholders' equity was $4,012,558 at March 31, 2007, reflecting an increase of $54,212 as compared to $3,458,346 at December 31, 2006.

SUMMARY OF QUARTERLY RESULTS:

                          March 31,    Dec. 31,      Sept. 30,    June 30,     Mar. 31,      Dec. 31,     Sept. 30,      June 30,
                            2007         2006          2006         2006         2006          2005          2005          2005
                            ----         ----          ----         ----         ----          ----          ----          ----
Revenues                  2,029,075       60,430       84,255      115,414      163,860       468,348       180,899     2,892,261

Operating                   102,234      181,507      287,420      156,200      232,377       268,418       192,765       214,791
Expenses

Earnings (loss) before      554,212   (2,514,151)    (231,398)    (147,639)    (150,577)     (865,770)     (323,166)      933,050
income taxes
                                                                                                                          (12,189)
Income taxes                     --           --           --           --           --        12,189            --
                                                                                                                          920,861
Net earnings (loss)         554,212   (2,514,151)    (231,398)    (147,639)    (150,577)     (853,581)     (323,166)


Basic  earnings (loss)         0.01        (0.07)       (0.01)       (0.00)       (0.00)        (0.02)        (0.01)         0.03
per common share

Operating expenses

The Company's operating expenses for the quarter ended March 31, 2007 decreased by $130,143 or approximately 56% to $102,234, as compared to $232,377 in the same period in 2006.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Spout, StarDucks, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. In addition, the Company recently commissioned four new scripts for a second season of its new primetime mystery series, Across the River to Motor City, with the participation and support of CHUM Television and the Cable Television Fund.

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

Amortization expenses in the quarter ended March 31, 2007 for the Company's library of completed television programs and recordings and motion picture totaled $52,873. As at December 31, 2006, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $877,445 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $2,891,078 after accumulated amortization and the Company's investment in projects in progress was $4,637,012, which includes $3,180,382 for Across the River to Motor City and $1,456,630 for projects in development as per the following table:

                                                          March 31, 2007      Dec. 31, 2006
                                                          --------------      -------------
                                                           Accumulated
                                                  Cost     Amortization      Net          Net
                                                  ----     ------------      ---          ---
Completed television programs and recordings   $6,910,873   $6,033,428   $  930,318   $  930,318
Completed Motion picture - Bailey's Billion$    6,972,580    4,081,502    2,891,078    3,241,219
Completed television Drama Series-              1,916,667    1,332,579      584,088           --
(2 of 6 episodes of Across the River)
Projects in progress                            4,637,012           --    4,637,012    5,669,105
                                             ------------  -----------   ----------   ----------
                                             $ 20,437,132  $11,447,509   $8,989,623   $9,490,501
                                             ============  ===========   ==========   ==========

Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company may reduce the carrying value of its completed film and television programs and recordings.

The Company expects to amortize approximately $415,000 for completed television programs and recordings costs, $355,000 for completed motion picture costs and $4,018,500 for completed television drama series during the next fiscal year.

As at year end 2006 94% of completed television programs and recordings and 59% of completed motion picture costs have been amortized.

The Company expects 100% of completed television programs and recordings, 70% of completed motion picture costs and 78% of completed television drama series will be amortized by December 31, 2008.

As at December 2010, over 80% of the completed motion picture costs and completed television drama series will be amortized.

The remaining period of amortization for the completed projects ranges from two to ten years.

Capital stock

At December 31, 2006 the Company had 39,313,699 common shares and 494,550 Series 1 preferred shares outstanding.

The Company issued no common or preferred shares in the quarter ended March 31, 2007.

Subsequent to March 31, 2007 the Company issued 68,250 common shares to the Company's three outside directors pursuant to the previously approved and agreed upon director's compensation plan for the fourth quarter 2006 and the first quarter 2007.

Related Party Transactions

During the 3 month period ended March 31, 2007 $151,445 (March 31, 2006 - $73,749) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

      o     Administrative services; and

      o     Certain  development   services  required  in  connection  with  new
            projects of the business.

In return, the Partnership was entitled to a royalty based on the gross revenue of the Company. On December 22, 2004 the Partnership exercised its conversion right under the services agreement to exchange its royalty interest for 380,450 Common Shares and 494,550 Series 1 preferred shares of the Company. The Company issued the shares and the Partnership's royalty interest payable was reclassified to capital stock.

During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF"). Under the terms of the agreement, QCF assumed certain expenses of the Company through December 31, 2005 relating to the following :

      o     Labour, employment and all other "direct" services;


      o Marketing services, including production and placement of all required advertising;

      o The incurring of other operating expenses, excluding payments for the purchase of real property;

      o     Administrative services; and

      o     Certain  development   services  required  in  connection  with  new
            projects of the business.

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

Liquidity and Capital Resources

The Company's cash on hand as at March 31, 2007 was $316,822 as compared to $268,001 as at December 31, 2006, an increase in cash position of approximately 18% or $28,011.

A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to the parent company. As at March 31, 2007 the production loan totalled $1,466,180 (December 31, 2006 - $2,121,527). Interest on the above demand loan totalled $37,127 in the three months ended March 31, 2007 (the three months ended December 31, 2006 - $30,312)

The Company expects to maintain renewed growth from operations and expects that proceeds from sales of Across the River to Motor City and its film library will generate additional revenues and positive cash flow through 2007.

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

OUTLOOK

The Company is optimistic about the successful commercial exploitation of its new one hour primetime mystery Across the River to Motor City and its library of motion pictures and television programs and recordings. With approximately $4 million of contracted pre-sale broadcast licenses with CHUM Television in place for Across the River to Motor City, additional Canadian equity sales of the series and results from the new international distribution agreement for the Company's proprietary film library with Carrere Group expected to begin in 2007, this year promises to be among the Company's strongest ever, with anticipated revenues of between $5.5 and $6 million.

Although there can be no assurance, the Company expects that 2007 will bring new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth through 2007 and into the future.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in Note 20 to the financial statements.

There have been no significant changes in the Company's accounting policies and estimates since December 31, 2006. Refer to Management's Discussion and Analysis in the Company's December 31, 2006 Annual Report.

Recent Accounting Pronouncements

iii) In September 2006, the Emerging Issues Committee issued EIC-163 "Determining the Variability to be Considered in Applying AcG-15", effective for the first interim or annual reporting period beginning on or after January 1, 2007. EIC-163 defines that the variability to be considered in applying AcG-15 is to be based on analysis of the design of the entity and prescribes the steps to be undertaken in such an analysis. The Company has not yet determined the impact of adopting EIC-163 on its consolidated results of operations or financial position.

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

Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

FOR THE THREE MONTHS ENDED MARCH 31,                         2007        2006
                                                          ---------   ---------
Net income (loss) in accordance with Canadian GAAP        $ 554,212   $(150,577)

Interest (Dividends) on Preferred Shares (Note c)            11,220      11,220
                                                          ---------   ---------

Net Income (Loss) in accordance with
U.S. GAAP                                                 $ 542,992   $(161,797)
                                                          ---------   ---------

Net Income
(Loss) per share                                          $    0.01   $      --
                                                          =========   =========

The cumulative effect of these adjustments on shareholders' equity is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                   2007            2006
                                                   ------------    ------------
Shareholders' Equity in accordance
with Canadian GAAP                                 $  4,012,558       $5,025047

Conversion feature on Convertible Debentures
(Note a)                                               (181,510)       (181,510)

Gain on settlement of New Convertible Debentures

Effect on Contributed Surplus (Note b)                 (284,803)       (284,803)

Gain on settlement of New Convertible Debentures

Effect on Deficit (Note b)                              284,803         284,803

Cumulative dividends (Note c)                          (101,351)        (56,347)

Preferred Shares (Note c)                              (494,550)       (494,550)
                                                   ------------    ------------

Shareholders' Equity in accordance with
U.S. GAAP                                          $  3,235,147    $  4,292,640
                                                   ============    ============

The effect of these adjustments on the
consolidated Balance Sheet is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                   2007             2006
                                                   ------------    ------------

Assets in accordance with Canadian GAAP            $ 11,164,939    $  7,948,369

Differences for U.S. GAAP                                    --              --
                                                   ------------    ------------

Assets in accordance with U.S. GAAP                $ 11,164,939    $  7,948,369
                                                   ============    ============
Liabilities in accordance with Canadian GAAP       $  7,152,381    $  2,923,322

Conversion feature on Convertible Debentures
(Note a)                                                181,510         181,510

Cumulative dividends (Note c)                           101,331          56,347

Preferred Shares (Note c)                               494,550         494,550
                                                   ------------    ------------
Liabilities in accordance with U.S. GAAP           $  7,929,772    $  3,655,729
                                                   ============    ============

The effect of these adjustments on the consolidated statement of cash flows is as follows:

FOR THE THREE MONTHS ENDED MARCH 31,                   2007            2006
                                                   ------------    ------------
Cash flows provided by Operating Activities

Cash flows provided by operating activities
in accordance with Canadian GAAP                   $  1,579,995    $    (42,229)

Interest (Dividends) on Preferred Shares -
Effect on Net Loss (Note c)                             (11,220)        (11,220)

Interest (Dividends)on Preferred Shares
(Note c) - Effect on Other Liabilities                   11,220          11,220

Cash flows provided by Operating Activities        $  1,579,995    $    (42,229)
                                                   ============    ============

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

(d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2006 and 2005, there were no other comprehensive income.

Impact of Newly Issued United States Accounting Standards

ii) Effective January 1, 2006, the Company adopted a recent accounting pronouncement of the Financial Accounting Standards Board ("FASB"), SFAS No. 123R, "Share-Based Payments" ("SFAS 123R"), which requires companies to measure and recognize compensation expenses for all share based payments at a fair value. The Company does not expect the adoption of SFAS 123R to have a material impact on its consolidated financial statements.

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


OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of May 11, 2007 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 39,382,549
Series 1 preferred shares issued and outstanding: 494,550
Options: 3,465,000 outstanding options to purchase 3,465,000 common shares
Warrants: 6,069,166 outstanding to purchase 6,069,166 common shares
Debentures: 1,519,290 convertible into 3,301,600 common shares

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) On April 16, 2007, the Company issued 68,850 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

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

      (b)   Not Applicable.

      (c)   Not applicable.

      (d)   Not applicable.

Item 3. Defaults Upon Senior Securities.

      (a) Note 9 to the interim consolidated financial statements of the Company dated June 30, 2006 filed herewith is incorporated herein by reference.

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

(b)   Reports  on Form 8-K

            (i) The Company filed a current report on Form 8-K dated April 5, 2007. Under item 8.01 of that 8-K the Company announced extensions of the exercise dates associated with certain warrants issued by the Company.

            (ii) The Company filed a current report on Form 8-K dated March 13, 2007. Under item 8.01 of that 8-K the Company announced CHUM Television's commitment to fund new scripts for the second season of Devine's mystery series entitled "Across the River to Motor City".

            (iii) The Company filed a current report on Form 8-K dated March 2, 2007. Under item 4.01 of that 8-K the Company announced a change in its Certifying Accounting firm.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DEVINE ENTERTAINMENT CORPORATION

                                 By /s/ David Devine
                                    --------------------------------------
                                                 David Devine
                                     Director, Chairman of the Board
                                     President and Chief Executive Officer

Dated: May 14, 2007

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature            Title                                           Date
--------------------------------------------------------------------------------
/s/ David Devine     Director, Chairman of the Board             May 14, 2007
                     President and Chief Executive Officer

/s/ Richard Mozer    Director, Vice-Chairman of the              May 14, 2007
                     Board, Chief Financial Officer,
                     Treasurer and Secretary