Form 10QSB
period 2007-06-30
Devine Entertainment CORP
filed 2007-08-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

      X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007

      ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________to _______________________
            Commission file number _____________________________________________

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

                                  Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 09, 2007, the issuer had 39,382,549 Common Shares outstanding.

Transitional Small Business Disclosure Format (check one): Yes __  No X

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

ITEM 1.

                        DEVINE ENTERTAINMENT CORPORATION

                                  June 30, 2007

                                    CONTENTS

      CONSOLIDATED FINANCIAL STATEMENTS                              PAGE

      Balance Sheet                                                  IV

      Statement of Shareholders' Equity                              V

      Statement of Operations                                        VI

      Statement of Cash Flows                                        VII

      Notes to Financial Statements                                  VIII-XXX

                                                                         PAGE IV

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                     ASSETS

                                                                             June 30,        Dec. 31,
                                                                               2007            2006
                                                                           ------------    ------------
Current
-------

Cash                                                                       $    153,992    $    268,001
Accounts receivable                                                              63,345          82,699
Subscription receivable                                                              --         132,296
Inventory                                                                        74,317          88,236
Film tax credits receivable (Note 5)                                            214,284       2,051,568
Prepaid and sundry assets                                                        85,404         131,406
                                                                           ------------    ------------
                                                                                591,342       2,754,206

Advances receivable (Note 4)                                                    554,079         494,550
Investment in film, television programs and recordings (Note 6)               8,508,653       9,490,501
Long term receivable                                                            175,097         175,097
Property and equipment (Note 8)                                                  17,690          20,405
                                                                           ------------    ------------
                                                                           $  9,846,861    $ 12,934,759
                                                                           ============    ============

                                   LIABILITIES

Current
-------

Accounts payable and accrued liabilities                                      1,532,673       1,492,953
Film production loan (Note 7)                                                 1,444,513       2,121,527
Convertible debentures (Note 9)                                               1,519,290       1,519,290
Deferred revenue (Note 3(m))                                                    884,525       4,342,643
                                                                           ------------    ------------
                                                                              5,381,001       9,476,413
                                                                           ============    ============

                              SHAREHOLDERS' EQUITY

Capital stock (Note 10)                                                    $ 12,341,277    $ 12,330,949
Preferred Shares                                                                494,550         494,550
Contributed surplus (Note 11)                                                 1,296,709       1,267,449
Deficit                                                                      (9,666,676)    (10,634,602)
                                                                           ------------    ------------
                                                                              4,465,860       3,458,346
                                                                           ------------    ------------
                                                                           $  9,846,861    $ 12,934,759
                                                                           ============    ============


See accompanying notes to interim consolidated financial statements.

                                                                          PAGE V

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

            FOR THE PERIOD ENDED JUNE 30, 2007 AND DECEMBER 31, 2006

                                                                           Stock                         Contributed
                                       Common Shares          Warrants    Options     Preferred Shares     Surplus        Deficit
                                       -------------          --------    -------     ----------------     -------        -------
                                      #             $            #           #          #          $          $              $
                                                                                                          (Note 11)
                                    ----------  ----------  ----------   ----------   -------  -------   -----------    -----------
BALANCE,
December 31, 2005                   35,353,508  11,745,545   4,877,450    3,180,000   494,550  494,550    1,007,376     (8,075,447)

-grant of stock options                     --          --          --      340,000        --       --        3,600             --

- settlement for services
rendered and accounts payable          551,860      74,904          --      750,000        --       --        7,875             --
- issuance of private placement      3,383,331     507,500   1,691,666           --        --       --           --             --

-exercise of stock options              25,000       3,000          --      (25,000)       --       --         (500)            --

- expired warrants                          --          --    (499,950)          --        --       --           --             --

-pursuant to closing 80 units
of DEFLLP                                   --          --          --           --        --       --      249,098             --

-dividend distribution                      --          --          --           --        --       --           --        (45,004)
NET LOSS                                    --          --          --           --        --       --           --     (2,514,151)
                                    ----------  ----------  ----------   ----------   -------  -------   ----------    -----------
BALANCE,
December 31, 2006                   39,313,699  12,330,949   6,069,166    4,245,000   494,550  494,550    1,267,449    (10,634,602)

-expired options                            --          --          --     (780,000)       --       --           --             --

-settlement for services
rendered and accounts payable           68,850      10,328
-grant of stock options                                                   1,300,000                          24,500
-grant of warrants                                             550,000                                        4,760
NET INCOME                                  --          --          --           --        --       --           --        967,926
                                    ----------  ----------  ----------   ----------   -------  -------   ----------    -----------
BALANCE,
June 30, 2007                       39,382,549  12,341,277   6,619,166    4,765,000   494,550  494,550    1,296,709     (9,666,676)
                                    ==========  ==========  ==========   ==========   =======  =======   ==========    ===========

See accompanying notes to interim consolidated financial statements.

                                                                         PAGE VI

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                           Three months ended June 30,    Six months ended June 30,
                                                               2007           2006           2007           2006
                                                               ----           ----           ----           ----
REVENUE                                                    $  1,935,408   $    115,414   $  3,964,483   $    279,274
                                                           ------------   ------------   ------------   ------------

EXPENSES
 Operating                                                      139,086        156,200        241,320        388,577
 Stock-based compensation                                        29,260         23,184         29,260         26,784
Amortization

- film, television programs and recordings                    1,354,414         86,340      2,731,119        171,082
- equipment                                                       1,308          1,727          2,715          3,371
Interest                                                         (2,374)        (4,398)        (7,857)       (12,324)
                                                           ------------   ------------   ------------   ------------
                                                              1,521,694        263,053      2,996,557        577,490
                                                           ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                               413,714       (147,639)       967,926       (298,216)

Provision for Income Taxes                                           --             --             --             --
                                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS) for the period                                413,714       (147,639)       967,926       (298,216)
                                                           ------------   ------------   ------------   ------------

EARNINGS (LOSS) PER SHARE (Note 13)

Basic                                                      $       0.01   $       0.00   $       0.02   $      (0.01)
                                                           ============   ============   ============   ============

Fully Diluted                                              $       0.01   $       0.00   $       0.02   $      (0.01)
                                                           ============   ============   ============   ============

WEIGHTED AVERAGE
SHARES - BASIC                                               39,370,444     36,509,950     39,342,228     35,949,936
                                                           ============   ============   ============   ============

       - FULLY DILUTED                                       39,370,444     36,509,950     39,342,228     35,949,936
                                                           ============   ============   ============   ============

See accompanying notes to interim consolidated financial statements.

                                                                        PAGE VII

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                     Three months ended June 30,       Six months ended June 30,
                                                                        2007             2006             2007            2006
OPERATING ACTIVITIES
Net income for the period                                           $   413,714      $  (147,639)     $   967,926      $(294,616)
Shares issued to settle accounts payable                                     --               --               --             --
Stock based compensation                                                 29,260           23,184           29,260         23,184
Shares issued for services rendered                                      10,328           27,765           10,328         27,765
Amortization - film, television programs
               and recordings                                         1,354,414           86,340        2,731,119        171,082
                 - Equipment                                              1,308            1,727            2,715          3,371
                 - financing charges                                         --               --               --             --
Change in non-cash components of
     working capital (Note 18)                                       (1,076,743)         346,805       (1,429,072)       365,166
                                                                    -----------      -----------      -----------      ---------

                                                                        732,281          338,182        2,312,276        295,952
                                                                    -----------      -----------      -----------      ---------
FINANCING ACTIVITIES
Repayment of bank loans                                                 (21,667)              --         (677,014)            --
Issuance of shares on conversion of warrants                                 --               --               --             --
Issuance of shares on exercise of the options                                --               --               --             --
                                                                    -----------      -----------      -----------      ---------
                                                                        (21,667)              --         (677,014)            --
                                                                    -----------      -----------      -----------      ---------

INVESTING ACTIVITIES
Investment in film, television programs and recordings                 (873,444)        (192,605)      (1,749,271)      (382,677)
Shares issued on Private Placement                                           --          325,500               --        507,500
Purchase of property and equipment                                           --               --               --             --
                                                                    -----------      -----------      -----------      ---------
                                                                       (873,444)         132,895       (1,749,271)       124,823
                                                                    -----------      -----------      -----------      ---------

CHANGE IN CASH                                                         (162,830)         471,077         (114,009)       420,775

CASH, Beginning of period                                               316,822          189,688          268,001        239,990
                                                                    -----------      -----------      -----------      ---------

CASH, End of period                                                     153,992          660,765          153,992        660,765
                                                                    ===========      ===========      ===========      =========

SUPPLEMENTARY CASH FLOW INFORMATION
     Interest paid                                                  $        --      $        --      $        --      $      --
     Income taxes paid                                              $        --      $        --      $        --      $      --


See accompanying notes to interim consolidated financial statements.

                                                                       PAGE VIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

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

      (a)   Basis of Consolidation

            The June 30, 2007 and December 31, 2006 consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries and variable interest entities (VIE).

                                                                         PAGE IX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

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

                                  JUNE 30, 2007

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

                                  JUNE 30, 2007

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

                                  JUNE 30, 2007

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

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014. (see Note 17)


5.    FILM TAX CREDITS RECEIVABLE

      Tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at June 30, 2007, the Company expects to receive tax credits of $nil (December 31, 2006 $543,389) from the federal government and $214,284 (December 31, 2006 - $1,508,179) from the provincial government.

                                                                       PAGE XIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                          June 30,                       December 31,
                                                                            2007                             2006
                                                                            ----                             ----
                                                                        Accumulated
                                                           Cost         Amortization          Net             Net
                                                           ----         ------------          ---             ---
      Completed television programs and recordings      $ 6,907,202      $ 6,055,262      $  851,940      $  930,318
      Completed Motion picture - Bailey's Billion$        6,972,580        4,081,502       2,891,078       2,891,078
      Completed television Drama Series-                  3,833,334        2,665,159       1,168,175            --
      (4 of 6 episodes of Across the River)
      Projects in progress                                3,597,460             --         3,597,460       5,669,105
                                                        -----------      -----------      ----------      ----------
                                                        $21,310,576      $12,801,923      $8,508,653      $9,490,501
                                                        ===========      ===========      ==========      ==========

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

      The Company's investment in projects in progress was $3,597,460 which includes $2,183,681 for Across the River to Motor City and $1,413,778 for projects in development.

7.    FILM PRODUCTION LOAN

                                                       2007              2006
                                                       ----              ----
      A Demand loan bearing interest at
      prime plus 1%, repayable in full
      by June 30, 2008 was arranged for
      the financing of 6 episodes of a
      one hour TV series entitled Across
      the River to Motor City, which was
      produced by the Company's wholly
      owned subsidiary Across the River
      Productions Ltd. The loan is
      secured by all receipts including
      all commercialization or
      exploitation of the series
      worldwide including pre-sale and
      funding agreements and various tax
      credits. The loan is not secured
      by the parent company's assets and
      is non-recourse to parent company.        $ 1,444,513       $ 2,121,527
                                                ===========       ===========

      Interest on the above demand loan
      totalled $28,642 for the three
      month period ended June 30, 2007
      (three months ended Dec. 31,2006 -
      $30,312) and has been capitalized
      to projects in progress.

                                                                        PAGE XIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

8.    PROPERTY AND EQUIPMENT

                                                                     June 30                         December 31,
                                                                       2007                              2006
                                                                       ----                              ----
                                                                   Accumulated
                                                     Cost          Amortization          Net              Net
                                                     ----          ------------          ---              ---
      Computer and editing equipment               $181,028          $167,790          $13,238          $15,472
      Furniture and fixtures                         58,193            53,741            4,452            4,933
                                                   --------          --------          -------          -------
                                                   $239,221          $221,531          $17,690          $20,405
                                                   ========          ========          =======          =======

9.       CONVERTIBLE DEBENTURES

                                                                                    June 30,        December 31,
             Principal                                                                2007              2006
              Issued                                                                  ----              ----
            - February 1996 (i)                                                    $    75,000      $    75,000
            - December 2000 (ii)                                                       550,000          550,000
            - December 2000 (iii)                                                      835,800          835,800
            - Capitalized interest (iv)                                                240,000          240,000
                                                                                   -----------      -----------
                                                                                     1,700,800        1,700,800
            Less - equity component                                                   (181,510)        (181,510)
                                                                                   -----------      -----------
                                                                                   $ 1,519,290      $ 1,519,290
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

            Management renegotiated repayment terms of this debenture at an increased interest rate of 10% per annum. The principal was repayable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at June 30, 2007, there remains an outstanding balance of $75,000 plus $48,750 (December 31, 2006 - $45,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                                                                         PAGE XV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

9.    CONVERTIBLE DEBENTURES (continued)

      (ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at June 30, 2007 the Company is in default of an outstanding balance of $252,085 (December 31, 2006 - $223,211) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum; (iv) issue to the holders of the debentures one warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at June 30, 2007, there remains an outstanding balance of $380,968 (December 31, 2006 - $337,088) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

      (iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 9 (ii) and 9(iii) as on the related debentures. As at June 30, 2007 there is an outstanding amount of $75,600 (December 31, 2006 - $63,000) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                                                                        PAGE XVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

10.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and preferred shares issuable in series 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares

                                                                                           Number               Amount
                                                                                         ----------          -----------
            Balance, March 31, 2007 and December 31, 2006                                39,313,699          $12,330,949

            Issued for services rendered                                                     68,850               10,328
                                                                                         ----------          -----------

            Balance, June 30,2007                                                        39,382,549           12,341,277
                                                                                         ==========          ===========

      (c)   Issued - Series 1 preferred shares

                                                                                           Number               Amount
                                                                                         ----------          -----------
            Balance, December 31, 2006 and June 30, 2007                                    494,550          $   494,550
                                                                                         ==========          ===========

            The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual installments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at June 30, 2007 dividends in arrears amounted to $22,502.

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

                                                                       PAGE XVII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

10.   CAPITAL STOCK

      (d)   Stock Option Plan (continued)

            The outstanding and exercisable stock options are as follows:

                                                                                                                 Weighted
                                                                                                                  Average
                                                                                Number          Allocated        Exercise
            Outstanding and Exercisable                                     of Options              Value           Price
            ---------------------------                                     ----------          ---------        --------
            Balance, December 31, 2006                                       4,245,000             99,200           0.16

            Expired, January 2007                                             (780,000)                --           0.16
                                                                            ----------            -------           ----

            Balance, March 31, 2007                                          3,465,000             99,200           0.16

            Stock options granted                                              200,000              1,400           0.15

            Stock options granted                                            1,100,000             23,100           0.15
                                                                            ----------            -------           ----
            Balance, June 30, 2007                                           4,765,000            123,700           0.16
                                                                            ==========            =======           ====

            The Company has granted stock options as follows:

                                                                                                    Weighted
                                                                                  Outstanding        Average
                                                          Number        Exercise       and          Remaining
            Expiry Date               Grant Date        of Options        Price    Exercisable        Life
            -----------             --------------      ----------      --------  ------------      ---------
            June 25, 2009           June 25, 2004        3,000,000         0.10    3,000,000          1.99
            Sept. 30, 2007          June 25, 2004          125,000         0.10      125,000          0.25
            April 25, 2010          April 25, 2006         100,000         0.10      100,000          2.82
            Dec.29, 2009            Dec.29, 2006           240,000         1.00      240,000          2.50
            May 10, 2009            May 11, 2007           200,000         0.15      200,000          1.86
            May 10, 2012            May 11, 2007         1,100,000         0.15    1,100,000          4.86
                                                         ---------                 ---------          -----

                                                         4,765,000                 4,765,000          2.64
                                                         =========                 =========          ====

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Grant Date                                     April 25, 2006     Dec. 29, 2006       May 11, 2007
            ---------------------------------              --------------     -------------       ------------
            Number of options                                  100,000            240,000            1,300,000
            Expected life                                      5 years            3 years          2 - 5 years
            Price volatility                                        30%                30%             30%
            Dividend yield                                          --                 --              --
            Risk-free interest rate of return                        5%                 5%              5%
            Amount recorded                                   $  3,600                 --          24,500

                                                                      PAGE XVIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

      (e)   Warrants

            Common shares have been reserved for warrants on the following basis:

                                                                                                                 Weighted
                                                                                                                  Average
                                                                                                                 Exercise
            Outstanding and Exercisable                                         # of Warrants        Value         Price
            ----------------------------------------                            -------------        -----       --------
            Balance March 31, 2007 and Dec. 31, 2006                               6,069,166         73,140         0.36

            Warrants issued                                                          550,000          4,760         0.25
                                                                                   ---------         ------         ----

            Balance, June 30, 2007                                                 6,619,166         77,900         0.28
                                                                                   =========         ======         ====

The Company has granted warrants as follows:

                                                            Number            Exercise        Outstanding      Weighted Average
            Expiry Date                 Grant Date        of Warrants           Price       and Exercisable     Remaining Life
            ------------------          -------------     -----------         --------      ---------------    ----------------
            December 31, 2009           June 30, 2004      1,830,000            0.25           1,830,000            2.50
            April 7, 2008               April 7, 2005      2,547,500            0.30           2,547,500            0.77
            May 31, 2008                May 31, 2006       1,691,666            0.30           1,691,666            0.92
            December 31, 2009           May 11, 2007         550,000            0.25             550,000            2.50
                                                           ---------                           ---------            ----
                                                           6,619,166                           6,619,166            1.43
                                                           =========                           =========            ====

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                                  May 31, 2006            May 11, 2007
            ---------------------------------           ------------            ------------
            Number of warrants                             1,691,666                 550,000
            Expected life                                     1 year              2.64 years
            Price volatility                                     30%                     30%
            Dividend yield                                       --                       --
            Risk-free interest rate of return                     5%                      5%

            Amount recorded                                       --                  $4,760

      The board of directors approved the extension of 2,547,500 warrants to April 7, 2008 that were originally to expire in April 2007 and 1,691,666 warrants to May 31, 2008 that were originally to expire on May 31, 2007. There was no impact to the Financial Statements as a result of the extension of the warrants.

                                                                        PAGE XIX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

11.   CONTRIBUTED SURPLUS

            Balance, December 31, 2006                             $1,267,449
                                                                   ----------
            Balance June 30, 2007                                  $1,296,709
                                                                   ==========

                                                                June 30, 2007       Dec. 31, 2006
                                                                -------------       -------------
            Settlement of debt instruments                         $  664,501          $  664,501
            Equity portion of long-term debt                          181,510             181,510
            Stock Options (10 (d))                                    123,700              99,200
            Warrants (Note 10 (e))                                     77,900              73,140
            Pursuant to closing of limited partnership (17)           249,098             249,098
                                                                   ----------          ----------

                                                                   $1,296,709          $1,267,449
                                                                   ==========          ==========

12.   INTEREST EXPENSE (INCOME)

                                                                Three months ended June 30      Six months ended June 30
                                                                   2007            2006             2007           2006
            Interest on convertible debentures                  $ 44,553        $  44,552        $  89,106       $ 89,104
            Bank film production loan                             28,642               --           65,769             --
                                                                --------        ---------        ---------       --------
                                                                  73,195           44,552          154,875         89,104
            Interest income                                       (8,585)          (8,056)         (16,733)       (15,982)
                                                                --------        ---------        ---------       --------
                                                                  64,610           36,496          138,142         73,122
            Less: amounts capitalized to projects                (38,341)         (40,445)         (80,229)       (84,997)
                                                                --------        ---------        ---------       --------

                                                                $ 26,269        $  (3,949)       $  57,913       $(11,875)
                                                                ========        =========        =========       ========

            Interest expense of $28,642 for the film production bank loan has been capitalized to projects in progress. (See note 7)

                                                                         PAGE XX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

13.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                 Outstanding
            ------                                                 -----------

            June 30, 2007                                           39,382,549
            June 30, 2006                                           39,076,499

                                                         Three months ended June 30,        Six months ended June 30,
            Numerator:                                      2007             2006             2007             2006
            ----------
            Net income (loss) as reported
              for basic EPS                             $    413,714     $   (147,639)    $    967,926     $   (298,216)
            Less: Preferred share dividends
            paid and in arrears                              (11,220)         (11,220)         (22,440)         (22,440)
                                                        ------------     ------------     ------------     ------------
            Net Income (Loss)                           $    402,494     $   (158,859)    $    945,486     $   (320,656)
                                                        ------------     ------------     ------------     ------------
            Denominator:
            ------------
            Weighted average shares for
              basic EPS                                   36,370,444       36,509,950       39,342,228       35,949,936
                                                        ============     ============     ============     ============

            Basic income (loss) per share               $       0.01     $       0.00     $       0.02     $      (0.01)
                                                        ============     ============     ============     ============

      (b) Fully Diluted: The Company follows CICA Handbook Section 3500, "Earnings per Share", effective January 31, 2003. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three and six months ended June 30, 2007 and 2006 the assumed exercise of outstanding stock options and warrants would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented in the consolidated financial statements.

                                                                        PAGE XXI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

13.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                                Three months ended June 30,           Six months ended June 30,
                  Numerator:
                  ----------
Net income (loss) as reported for basic EPS                   $    413,714      $   (147,639)     $    967,926      $   (298,216)

Less: Preferred share dividends paid and in arrears                (11,220)          (11,220)          (22,440)          (22,440)
                                                              ------------      ------------      ------------      ------------


Net Income (loss)                                                  402,494          (158,859)          945,486          (320,656)
                                                              ------------      ------------      ------------      ------------

                  Denominator:
                  ------------
Weighted average shares for basic EPS                           39,370,444        36,509,950        39,342,228        35,949,936
                                                              ============      ============      ============      ============
Effect of dilutive securities:
Stock options and Warrants                                              --                --                --                --
Adjusted weighted average shares and
assumed conversions
for dilutive EPS                                                39,370,444        36,509,950        39,342,228        35,949,936
                                                              ============      ============      ============      ============

Fully diluted income (loss) per share                         $       0.01      $       0.00              0.02      $      (0.01)
                                                              ============      ============      ============      ============

      (c) Anti-dilutive: For the three months ended June 30, 2007 and 2006, options to purchase 6,619,166 and 3,280,000 common shares and warrants exercisable for 4,765,000 common shares, respectively, were not included in the computation of fully-diluted earnings (loss) per share because in 2007 the exercise prices were greater than the average market price of the common shares and in 2006 because of the loss position.

            For the six months ended June 30, 2007 and 2006, 6,619,166 and 4,030,000 options to purchase common shares and warrants exercisable for 6,619,166 and 4,765,000 common shares, respectively, were not included in the computation of fully-diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares and in 2006 because of the loss position.

                                                                       PAGE XXII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

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

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at June 30, 2007 and 2006. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at June 30, 2007.

                                                                      PAGE XXIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

15.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                  2007                                          $14,000
                  2008                                           29,000
                  2009                                           13,000
                                                                -------

                                                                $56,000
                                                                =======

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

16.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended June 30, 2007 $73,749 (June 30, 2006 - $73,749) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

                                                                       PAGE XXIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

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

      b) During 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF") which to date has not been finalized.

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

                                                                        PAGE XXV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

18. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                        Three months ended June 30,          Six months ended June 30,
                                                          2007               2006               2007              2006
                                                          ----               ----               ----              ----
Change in non-cash working capital
Accounts receivable                                   $    70,958        $   (41,047)       $   151,650        $  15,447
Tax credits receivable                                    550,310                 --          1,837,284               --
Advances receivable                                                                             (59,529)
Inventory                                                   4,306             (7,612)            13,919             (934)
Prepaids and sundry receivable                             47,396              6,377             46,002           (3,094)
Accounts payable and accrued liabilities                  121,096            (83,414             39,720         (120,621)
Deferred revenue                                       (1,870,809)           472,500)        (3,458,118)         472,500
                                                      -----------        -----------        -----------        ---------
                                                       (1,076,743)           346,805         (1,429,072)         365,166
                                                      -----------        -----------        -----------        ---------
Non-cash transactions
Shares issued on settlement of payables                    10,328             27,765             10,328           27,765
Stock-based compensation                                   29,260             23,184             29,260           23,184


19.   SEGMENTED INFORMATION

            The Company conducts its operations in one business segment: distribution of internally produced films and television programs.

            Revenue by geographic location, based on the location of customers, is as follows:

                                                        Three months ended June 30,            Six months ended June 30,
                                                           2007               2006               2007             2006
                                                           ----               ----               ----             ----
Canada                                                 $1,887,619         $   12,020          $3,762,151        $ 18,876
United States                                              47,789             66,624             102,740         138,772
France                                                         --                 --                  --          68,723
Russia                                                         --                 --              83,442              --
Other foreign                                                  --             36,770              16,150          52,903
                                                       ----------         ----------          ----------        --------

                                                        1,935,408            115,414           3,964,483         279,274
                                                       ==========         ==========          ==========        ========

                                                                       PAGE XXVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

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

Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                    Three months ended              Six months ended
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                        2007            2006            2007          2006
                                                                 --------       ---------        -------       ---------

Net income (loss) in accordance with Canadian GAAP               $413,714       $(147,639)       967,926       $(298,216)

Interest (Dividends) on Preferred Shares (Note c)                  11,220          11,220         22,440          22,440
                                                                 --------       ---------        -------       ---------

Net Income (Loss) in accordance with U.S. GAAP                   $402,494       $(158,859)       945,486       $(320,656)
                                                                 --------       ---------        -------       ---------

Net Income
(Loss) per share                                                 $   0.01       $    0.00        $  0.02       $   (0.01)
                                                                 ========       =========        =======       =========

                                                                      PAGE XXVII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

      The cumulative effect of these adjustments on shareholders' equity is as follows:

      AS AT JUNE 30, 2007 AND                                  June 30,    December 31,
      DECEMBER 31, 2006                                          2007          2006
                                                             -----------   ------------
      Shareholders' Equity in accordance
      with Canadian GAAP                                     $ 4,465,860   $ 3,458,346

      Conversion feature on Convertible Debentures (Note a)     (181,510)     (181,510)

      Gain on settlement of New Convertible Debentures
      Effect on Contributed Surplus (Note b)                    (284,803)     (284,803)

      Gain on settlement of New Convertible Debentures

      Effect on Deficit (Note b)                                 284,803       284,803

      Cumulative dividends (Note c)                             (112,571)      (90,131)
      Preferred Shares (Note c)                                 (494,550)     (494,550)
                                                             -----------   -----------

      Shareholders' Equity in accordance with U.S. GAAP      $ 3,677,229   $ 2,692,155
                                                             ===========   ===========

      The effect of these adjustments on the consolidated Balance Sheet is as follows:

      AS AT JUNE 30, 2007 AND                                  June 30,    December 31,
      DECEMBER 31, 2006                                          2007           2006
                                                              ----------    -----------
      Assets in accordance with Canadian GAAP                 $9,846,861    $12,934,759

      Differences for U.S. GAAP                                     --             --
                                                              ----------    -----------

      Assets in accordance with U.S. GAAP                     $9,846,861    $12,934,759
                                                              ==========    ===========

      Liabilities in accordance with Canadian GAAP            $5,381,001    $ 9,476,413

      Conversion feature on Convertible Debentures
      (Note a)                                                   181,510        181,510


      Cumulative dividends (Note c)                              112,571         90,131

      Preferred Shares (Note c)                                  494,550        494,550
                                                              ----------    -----------

      Liabilities in accordance with U.S. GAAP                $6,169,632    $10,242,604
                                                              ==========    ===========

                                                                     PAGE XXVIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

The effect of these adjustments on the                            Three       Three         Six         Six
consolidated statement of cash flows is as                        months      months       months      months
follows:                                                          ended       ended        ended       ended
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                        2007        2006         2006        2006
                                                                 ---------   ---------   ----------   --------
Cash flows provided by Operating Activities

Cash flows provided by operating
activities in accordance with Canadian
GAAP                                                             $ 732,281   $ 338,182    2,312,276    295,952

Interest (Dividends) on Preferred Shares -
Effect on Net Loss (Note c)                                        (11,220)    (11,220)     (22,440)   (22,440)

Interest (Dividends)on Preferred Shares
(Note c) - Effect on Other Liabilities                              11,220      11,220       22,440     22,440
                                                                 ---------   ---------   ----------   --------

Cash flows provided by Operating Activities                      $ 732,281   $ 338,182    2,312,276    295,952
                                                                 =========   =========   ==========   ========

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

      (d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS
            130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2007 and 2006, there was no other comprehensive income.

                                                                       PAGE XXIX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

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

                                                                        PAGE XXX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                                  JUNE 30, 2007

20.   RECONCILIATION TO UNITED STATES GAAP (continued)

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

                                                                       PAGE XXXI

ITEM 2.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of August 9 2007 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the three and six month periods ended June 30, 2007 and 2006. Additional information related to the Company is available on EDGAR at www.sec.gov and SEDAR at www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 20 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Five-time Emmy Award-winning Devine Entertainment Corporation develops, produces and distributes feature films, primetime drama, children's and family entertainment for the theatrical motion picture, television and the Video/DVD marketplace worldwide.

The Company's proprietary library includes 19 award-winning broadcast programs based on the lives of landmark international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. Its landmark Composers', Inventors' and Artists' are critically acclaimed and broadcast in over 50 countries. The Company completed its first feature film for theatrical release, Bailey's Billion$, which was released in North America on August 5, 2005 and is currently being distributed in theatres, on television and DVD worldwide. In 2006 and 2007 the Company continued expanding its proprietary library by financing and producing and delivering its first general audience primetime one-hour mystery series, entitled Across the River to Motor City for broadcast worldwide.

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its broadly based library of original programs; (ii) increase its feature film and primetime drama production and distribution through strategic alliances with major international distributors, broadcasters and co-producers; and (iii) grow by expanding its library through acquisitions of third party film libraries and the integration of third party productions and production companies

FORWARD-LOOKING STATEMENTS

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

                                                                      PAGE XXXII

SECOND QUARTER 2007 HIGHLIGHTS

Continuing the trend established in the first quarter of 2007, the Company's second quarter revenues and earnings increased significantly as a result of the Company's focus on the post-production and delivery of the third and fourth episodes of the Company's new primetime mystery series for Chum Television, Across the River to Motor City.

      o Revenues in the quarter ended June 30, 2007 increased by more than $1,819,994 or approximately 1577% to $1,935,408 as compared to $115,414 for the same period in 2006. $1,870,809 of these revenues were derived from the delivery of the third and fourth episodes of its new series Across The River to Motor City and the balance of $64,599 in revenues were generated by North American DVD sales from the Company's library of films and television programs.

      o Net Earnings for the quarter ended June 30, 2007 increased by $561,353 to $413,714 or $0.01 per share as compared to a loss of $147,639 for the same period in 2006.

The Company expects this strong revenue and earnings growth to continue through the third quarter of 2007 with new revenues being recognized on the delivery of the final two episodes of the first season of Across the River to Motor City, which were completed and delivered in July of 2007, and as additional revenues are generated from sales of its proprietary library of films and television programs.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

Revenues in the three months ended June 30, 2007 increased by more than $1,819,994 to $1,935,408, reflecting an increase of approximately 1577% as compared to $115,599 for the same period in 2006.

Revenues for the six months ended June 30, 2007 increased by more than $3,685,209 to $3,964,483, reflecting an increase of approximately 1320% as compared to $279,274 for the same period in 2006.

The majority of the Company's revenues in the quarter, or $1,870,809, was derived from the delivery of the third and fourth episodes of the six-episode first season of its new series for CHUM Television, entitled Across The River to Motor City. The balance of $64,599 in revenue for the second quarter 2007 was generated by continuing North American DVD sales from the Company's proprietary library of completed films and television programs. A total of $3,741,618 of the $3,964,483 of the Company's revenues in the six month period ended June 30, 2007 were generated by Across The River to Motor City. Revenues from the Company's proprietary library in the six months ended June 30, 2007 of $222,865 were approximately 20% lower as compared with $279,274 for the same period in 2006, reflecting that the Company's newly established foreign distribution agreement for the Company's library of films with Carrere Group does not provide for sales reports in the second and fourth quarters of the year.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                                Three months                           Six months
                                                ended June 30                         ended June 30
Revenue                                    2007              2006                  2007            2006
                                        ----------       ----------             ----------       --------
Canada                                  $1,887,619       $   12,020             $3,762,151       $ 18,876
United States                               47,789           66,624                102,740        138,772
France                                        --               --                     --           68,723
Germany                                       --               --                     --             --
Russia                                        --               --                   83,442           --
Other foreign                                 --             36,770                 16,150         52,903
                                        ----------       ----------             ----------       --------
                                        $1,935,408       $  115,414             $3,964,483       $279,274

                                                                     PAGE XXXIII

Earnings (loss) per Common Share (EPS)

Net Earnings for the three months ended June 30, 2007 increased by $561,353 to $413,714 or $0.01 per share as compared to a net loss of $147,639 for the same period in 2006.

Net Earnings for the six months ended June 30, 2007 increased by $1,266,142 to $967,926 or $0.02 per share as compared to a net loss of $298,216 for the same period in 2006.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation, amortization and write-down of debt was $1,767,062 or $0.05 per share in the three months ended June 30, 2007 an increase of $1,831,032 as compared to ($63,970) in the same period in 2006.

EBITDA, for the six months ended June 30, 2007 was $3,693,903 or $0.09 per share in the three months ended June 30, 2007 an increase of $3,829,990 as compared to ($136,087) in the same period in 2006.

EBITDA is a non-GAAP financial measure. Management believes EBITDA to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of operations. EBITDA is commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies. EBITDA is not used by the Company as a performance indicator for the evaluation of management or employee performance and any related remuneration or bonuses.

Shareholders' Equity

Shareholders' equity was $4,465,860 at June 30, 2007, reflecting an increase of $1,007,514 as compared to $3,458,346 at December 31, 2006.

SUMMARY OF QUARTERLY RESULTS:

                            June 30,   Mar. 31,      Sept. 30,      Sept. 30,   June 30,    Mar. 31,    Dec. 31,    Sept. 30,
                              2007       2006          2006           2006        2006        2006        2005        2005
                              ----       ----          ----           ----        ----        ----        ----        ----
Revenues                   1,935,408   2,029,075        60,430        84,255     115,414     163,860     468,348     180,899

Operating Expenses           139,086     102,234       181,507       287,420     156,200     232,377     268,418     192,765

Earnings (loss) before       442,974     554,212    (2,514,151)     (231,398)   (147,639)   (150,577)   (865,770)   (323,166)
income taxes

Income taxes                    --          --            --            --          --          --        12,189        --

Net earnings (loss)          442,974     554,212    (2,514,151)     (231,398)   (147,639)   (150,577)   (853,581)   (323,166)


Basic  earnings (loss)          0.01        0.01         (0.07)        (0.01)      (0.00)      (0.00)      (0.02)      (0.01)
per common share

                                                                      PAGE XXXIV

Operating expenses

The Company's operating expenses for the three months ended June 30, 2007 decreased by $17,114 or approximately 11% to $139,086, as compared to $156,200 in the same period in 2006.

The Company's operating expenses for the six months ended June 30, 2007 decreased by $127,257 or approximately 33% to $241,320, as compared to $388,577 in the same period in 2006.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Spout, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. The Company has also recently commissioned four new scripts for a second season of its new primetime mystery series, Across the River to Motor City, with the participation and support of its Canadian Broadcaster CHUM Television and the Cable Television Fund. In addition, the Company is preparing to expand on the primetime drama franchise established by Across the River to Motor City with a new series set on the US/Mexico border and will be presenting this new series concept to US broadcasters in the third quarter of 2007.

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

Amortization expenses in the quarter ended June 30, 2007 for the Company's library of completed television programs and recordings and motion picture totaled $21,834. As at June 30, 2007, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $851,940 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $2,891,078 after accumulated amortization and the Company's investment in projects in progress was $3,597,460, which includes $2,183,681 for Across the River to Motor City and $1,413,778 for projects in development as per the following table:

                                                                             March 31, 2007                     Dec. 31, 2006
                                                                             --------------                     -------------
                                                                              Accumulated
                                                                 Cost         Amortization          Net               Net
                                                                 ----         ------------          ---               ---
Completed television programs and recordings                 $ 6,910,873       $ 6,055,262       $  851,940       $  930,318
Completed Motion picture - Bailey's Billion$                   6,972,580         4,081,502        2,891,078        3,241,219
Completed television Drama Series-                             3,883,334         2,665,159        1,165,175             --
(4 of 6 episodes of Across the River)
Projects in progress                                           3,597,460              --          3,597,460        5,669,105
                                                             -----------       -----------       ----------       ----------
                                                             $21,310,576       $12,801,923       $8,508,653       $9,490,501
                                                             ===========       ===========       ==========       ==========

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

                                                                       PAGE XXXV

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

Capital stock

At December 31, 2006 the Company had 39,313,699 common shares and 494,550 Series 1 preferred shares outstanding.

On April 16, 2007 the Company issued 68,250 common shares to the Company's three outside directors pursuant to the previously approved and agreed upon director's compensation plan for the fourth quarter 2006 and the first quarter 2007.

As resolved by the Board of Directors, on May 11, 2007 the Company issued a number of employees, officers, directors and consultants to the Company a total of 1,300,000 options to purchase the Company's common shares at a price of $0.15 per share pursuant to its shareholder approved option plan.

Also on May 11, 2007, the board approved the issuance of 550,000 warrants to an unrelated investor that participated in the Company's debt restructuring in 2004 and priced all of the creditor's warrants at $0.25 pursuant to the agreements entered into at that time

At June 30, 2007 the Company had 39,382,549 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Related Party Transactions

During the 3 month period ended June 30, 2007 $73,749 (June 30, 2006 - $73,749) and in total during the six month period ended June 30, 2007 $225,194, (June 30, 2006, $147,498) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

                                                                      PAGE XXXVI

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

Liquidity and Capital Resources

The Company's cash on hand as at June 30, 2007 was $153,992 as compared to $268,001 as at December 31, 2006, a decrease in cash position of $114,009.

A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to the parent company. As at June 30, 2007 the production loan totalled $1,444,531 (December 31, 2006 - $2,121,527). Interest on the above demand loan totalled $28,642 in the three months ended June 30, 2007 (the three months ended December 31, 2006 - $30,312).

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

Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2007. The Company is actively seeking additional funding in the second half of 2007.

                                                                     PAGE XXXVII

OUTLOOK

The Company is optimistic about the successful commercial exploitation of its new one hour primetime mystery Across the River to Motor City and its library of motion pictures and television programs and recordings. With approximately $1.87 million of contracted sales that will be recognized in the third quarter of 2007 with the delivery of the last two episodes of Across the River to Motor City, and increased sales from the new international distribution agreement for the Company's proprietary film library with Carrere Group that commenced in the first quarter 2007, this year promises to be among the Company's strongest ever, with anticipated revenues of between $5.8 and $6 million.

Although there can be no assurance, the Company expects that the second half of 2007 will bring new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

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

Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                  Three months ended              Six months ended
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                      2007            2006            2007           2006
                                                               --------       ---------        -------       ---------
Net income (loss) in accordance with Canadian GAAP             $413,714       $(147,639)       967,926       $(298,216)

Interest (Dividends) on Preferred Shares (Note c)                11,220          11,220         22,440          22,440
                                                               --------       ---------        -------       ---------

Net Income (Loss) in accordance with U.S. GAAP                 $402,494       $(158,859)       945,486       $(320,656)
                                                               --------       ---------        -------       ---------
Net Income
(Loss) per share                                               $   0.01       $    0.00        $  0.02       $   (0.01)
                                                               ========       =========        =======       =========

                                                                    PAGE XXXVIII

The cumulative effect of these adjustments on shareholders' equity is as follows:

AS AT JUNE 30, 2007 AND                                                  June 30,                December 31,
DECEMBER 31, 2006                                                          2007                     2006
                                                                        -----------              ------------
Shareholders' Equity in accordance
with Canadian GAAP                                                      $ 4,465,860              $ 3,458,346

Conversion feature on Convertible Debentures (Note a)                      (181,510)                (181,510)

Gain on settlement of New Convertible Debentures
Effect on Contributed Surplus (Note b)                                     (284,803)                (284,803)

Gain on settlement of New Convertible Debentures

Effect on Deficit (Note b)                                                  284,803                  284,803

Cumulative dividends (Note c)                                              (112,571)                 (90,131)
Preferred Shares (Note c)                                                  (494,550)                (494,550)
                                                                        -----------              -----------

Shareholders' Equity in accordance with U.S. GAAP                       $ 3,677,229              $ 2,692,155
                                                                        ===========              ===========

The effect of these adjustments on the consolidated Balance Sheet is as follows:

AS AT JUNE 30, 2007 AND                                                  June 30,                December 31,
DECEMBER 31, 2006                                                          2007                     2006
                                                                        -----------              ------------
Assets in accordance with Canadian GAAP                                 $9,846,861                $12,934,759

Differences for U.S. GAAP                                                     --                         --
                                                                        ----------                -----------

Assets in accordance with U.S. GAAP                                     $9,846,861                $12,934,759
                                                                        ==========                ===========

Liabilities in accordance with Canadian GAAP                            $5,381,001                $ 9,476,413

Conversion feature on Convertible Debentures
(Note a)                                                                   181,510                    181,510

Cumulative dividends (Note c)                                              112,571                     90,131

Preferred Shares (Note c)                                                  494,550                    494,550
                                                                        ----------                -----------

Liabilities in accordance with U.S. GAAP                                $6,169,632                $10,242,604
                                                                        ==========                ===========

                                                                      PAGE XXXIX

The effect of these adjustments on the                    Three            Three               Six               Six
consolidated statement of cash flows is as                months           months             months            months
follows:                                                  ended            ended              ended             ended

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                2007             2006               2006              2006
                                                        ---------         ---------         ----------         --------
Cash flows provided by Operating Activities

Cash flows provided by operating
activities in accordance with Canadian
GAAP                                                    $ 732,281         $ 338,182          2,312,276          295,952

Interest (Dividends) on Preferred Shares -
Effect on Net Loss (Note c)                               (11,220)          (11,220)           (22,440)         (22,440)

Interest (Dividends)on Preferred Shares
(Note c) - Effect on Other Liabilities                     11,220            11,220             22,440           22,440
                                                        ---------         ---------         ----------         --------

Cash flows provided by Operating Activities             $ 732,281         $ 338,182          2,312,276          295,952
                                                        =========         =========         ==========         ========

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

(d) Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) requires the disclosure of comprehensive income, which includes reported net earnings adjusted for other comprehensive income. Other comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. During 2007 and 2006, there were no other comprehensive income.

                                                                         PAGE XL

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

viii) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each

                                                                        PAGE XLI

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

                                                                       PAGE XLII

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on EDGAR at www.sec.gov and on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of August 9, 2007 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 39,382,549.
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,765,000 outstanding options to purchase 4,765,000 common shares
Warrants: 6,619,166 outstanding to purchase 6,619,166 common shares
Debentures: 1,519,290 convertible into 3,301,600 common shares

                                                                      PAGE XLIII

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

                                                                       PAGE XLIV

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

      (b) On May 11, 2007, the Board of Directors approved the issuance of 550,000 warrants to a creditor and granted 1,300,000 stock options pursuant to the Company's stock option plan.

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

      (c)   Not Applicable.

      (d)   Not applicable.

      (e)   Not applicable.

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

                                                                        PAGE XLV

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

            i. 99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)

            ii. 99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)

            iii. 99.1 A-1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601
                  (b) (32) (ii) of Regulation S-K).

            iv. 99.2 A-2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601
                  (b) (32) (ii) of Regulation S-K).

            v.    99.3 Press Release of the Company dated April 4, 2007.

(b)   Reports on Form 8-K

            (i) The Company filed a current report on Form 8-K dated April 5, 2007. Under item 8.01 of that 8-K the Company announced extensions of the exercise dates associated with certain warrants issued by the Company.

                                                                       PAGE XLVI

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

Dated: August 13, 2007

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                               Date
-----------------     -------------------------------------      ---------------
/s/ David Devine      Director, Chairman of the Board            August 13, 2007
                      President and Chief Executive Officer

/s/ Richard Mozer     Director, Vice-Chairman of the             August 13, 2007
                      Board, Chief Financial Officer,
                      Treasurer and Secretary