Form 10QSB
period 2007-09-30
Devine Entertainment CORP
filed 2007-11-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from______________________to_______________________
  Commission file number______________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2007, the issuer had 45,921,149 Common Shares outstanding.

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Item. 1

                        DEVINE ENTERTAINMENT CORPORATION

                               September 30, 2007

                                    CONTENTS

         CONSOLIDATED FINANCIAL STATEMENTS                     PAGE

         Balance Sheet                                         III

         Statement of Shareholders' Equity                     IV

         Statement of Operations                               V

         Statement of Cash Flows                               VI

         Notes to Financial Statements                         VII-XXIX

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)

                                                ASSETS
                                                                                               September 30               Dec 31
                                                                                                   2007                    2006
                                                                                               ------------            ------------
Current

Cash                                                                                           $    216,471            $    268,001
Accounts receivable (Note 3c)                                                                       996,193                  82,699
Subscription receivable                                                                                  --                 132,296
Inventory                                                                                            64,823                  88,236
Film tax credits receivable (Note 5)                                                                214,284               2,051,568
Prepaid and sundry assets                                                                            80,674                 131,406
                                                                                               ------------            ------------
                                                                                                  1,572,445               2,754,206

Advances receivable (Note 4)                                                                        554,079                 494,550
Investment in film, television programs and recordings (Note 6)                                   7,508,687               9,490,501
Long term receivable (Note 18)                                                                      175,097                 175,097
Property and equipment (Note 8)                                                                      16,475                  20,405
                                                                                               ------------            ------------
                                                                                               $ (9,826,783)           $(12,934,579)
                                                                                               ============            ============

                                             LIABILITIES

Current

Accounts payable and accrued liabilities                                                       $  1,529,100            $  1,492,953
Film Production Loan (Note 7)                                                                     1,807,705               2,121,527
Convertible debentures (Note 9)                                                                   1,519,290               1,519,290
Advances (Note 10)                                                                                   90,000                      --
Deferred revenue                                                                                         --               4,342,643
                                                                                               ------------            ------------
                                                                                                 (4,946,095)             (9,476,413)

                                        SHAREHOLDERS' EQUITY

Capital Stock (Note 11)                                                                        $ 12,341,277            $ 12,330,949
Preferred Shares (Note11c)                                                                          494,550                 494,550
Contributed surplus (Note 12)                                                                     1,313,509               1,267,449
Deficit                                                                                          (9,268,648)            (10,634,602)
                                                                                               ------------            ------------
                                                                                                 (4,880,688)             (3,458,346)
                                                                                               ------------            ------------
                                                                                               $  9,826,783            $ 12,934,759
                                                                                               ============            ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (Unaudited - Prepared by Management)

          FOR THE PERIOD ENDED SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                                                            Stock                         Contributed
                                      Common Shares         Warrants       Options      Preferred Shares    Surplus        Deficit
                                      -------------         --------       -------      ----------------    -------        -------
                                     #             $           #              #            #         $         $              $
                                                                                                           (Note 12)
                                ---------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2005               35,353,508    11,745,545   4,877,450      3,180,000    494,550   494,550   1,007,376     (8,075,447)

-grant of stock options                 --            --          --        340,000         --        --       3,600             --

-settlement for services
 rendered and accounts
 payable                           551,860        74,904          --        750,000         --        --       7,875             --
-issuance of private
 placement                       3,383,331       507,500   1,691,666             --         --        --          --             --

-exercise of stock options          25,000         3,000          --        (25,000)        --        --        (500)            --

-expired warrants                       --            --    (499,950)            --         --        --          --             --

-pursuant to closing
 80 units of DEFLLP                     --            --          --             --         --        --     249,098             --

-dividend distribution                  --            --          --             --         --        --          --        (45,004)
NET LOSS                                --            --          --             --         --        --          --     (2,514,151)
                                ---------------------------------------------------------------------------------------------------
BALANCE,
December 31, 2006               39,313,699    12,330,949   6,069,166      4,245,000    494,550   494,550   1,267,449    (10,634,602)

-expired options                        --            --          --       (905,000)        --        --          --             --

-settlement for services
 rendered and accounts
 payable                            68,850        10,328           ~              ~          ~         ~           ~              ~

-grant of stock options                  ~             ~           ~      1,315,000          ~         ~      24,500              ~

-grant of warrants                       ~             ~   1,750,000              ~          ~         ~      21,560              ~

NET INCOME                              --            --          --             --         --        --          --      1,365,954
                                ---------------------------------------------------------------------------------------------------
BALANCE,
September 30, 2007              39,382,549    12,341,277   7,819,166      4,655,000    494,550   494,550   1,313,509     (9,268,648)
                                ===================================================================================================

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                                 Three months ended                      Nine months ended
                                                                    September 30,                           September 30,
                                                                2007                2006               2007                2006
                                                                ----                ----               ----                ----
REVENUE                                                    $  2,032,153        $     84,255        $  5,996,636        $    363,529
EXPENSES
 Operating                                                      269,576             287,420             510,896             675,995
 Stock-based compensation                                            --                  --              29,260              26,784
Amortization
- film, television programs and recordings                    1,364,572              28,426           4,095,691             199,508
- equipment                                                       1,215               1,687               3,930               5,058
Interest                                                         (1,238)             (1,880)             (9,095)            (14,202)
                                                           ------------        ------------        ------------        ------------
                                                              1,634,125             315,653           4,630,682             893,143
                                                           ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                               398,028            (231,398)          1,365,954            (529,614)

Provision for Income Taxes                                           --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS) for the period                           $    398,028        $   (231,398)       $  1,365,954        $   (529,614)
                                                           ------------        ------------        ------------        ------------

EARNINGS (LOSS) PER SHARE (Note 14)

Basic                                                      $       0.01        $      (0.01)       $       0.03        $      (0.01)
                                                           ============        ============        ============        ============

Fully Diluted                                              $       0.01        $      (0.01)       $       0.03        $      (0.01)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE
SHARES - BASIC                                               39,376,529          39,076,771          39,355,816          37,003,668
                                                           ============        ============        ============        ============

       - FULLY DILUTED                                       39,376,529          39,076,771          39,355,816          37,003,668
                                                           ============        ============        ============        ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                          Three months ended                  Nine months ended
                                                                             September 30,                      September 30,
                                                                         2007             2006             2007             2006
                                                                         ----             ----             ----             ----
OPERATING ACTIVITIES
Net income for the period                                            $   398,028      $  (231,398)     $ 1,365,954      $  (529,614)
Shares issued to settle accounts payable                                      --               --               --               --
Stock based compensation                                                  16,800               --           46,060           26,784
Shares issued for services rendered                                           --               --               --
Amortization - film, television programs
               and recordings                                          1,364,572           28,426        4,095,691          199,508
               - Equipment                                                 1,215            1,687            3,930            5,058
               - financing charges                                            --               --               --               --
Operating expenses paid in common shares                                       ~                ~                ~               --
Change in non-cash components of
     working capital (Note 19)                                        (1,806,722)       1,761,550       (3,235,794)       2,126,716
                                                                     -----------      -----------      -----------      -----------
                                                                         (26,107)       1,560,265        2,275,841        1,828,452
                                                                     -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
Repayment of bank loans                                                  363,192               --         (313,822)              --
Advances                                                                  90,000                ~           90,000                ~
Issuance of shares on conversion of warrants                                  --               --               --               --
Issuance of shares for services                                                ~                ~           10,328           27,765
Issuance of shares on exercise of the options                                 --            2,500               --            2,500
                                                                     -----------      -----------      -----------      -----------
                                                                         453,192            2,500         (213,494)          30,265
                                                                     -----------      -----------      -----------      -----------

INVESTING ACTIVITIES
Investment in film, television programs and recordings                  (364,606)      (1,503,200)      (2,113,877)      (1,883,839)
Shares issued on Private Placement                                            --               --               --          507,500
Purchase of property and equipment                                            --           (1,067)              --           (3,105)
                                                                     -----------      -----------      -----------      -----------
                                                                        (364,606)      (1,504,267)      (2,113,877)      (1,379,444)
                                                                     -----------      -----------      -----------      -----------
CHANGE IN CASH                                                            62,479           58,498          (51,530)         479,273

CASH, Beginning of period                                                153,992          660,765          268,001          239,990
                                                                     -----------      -----------      -----------      -----------

CASH, End of period                                                      216,471          719,263          216,471          719,263
                                                                     ===========      ===========      ===========      ===========

SUPPLEMENTARY CASH FLOW INFORMATION
      Interest paid                                                  $        --      $        --      $        --      $        --
      Income taxes paid                                              $        --      $        --      $        --      $        --

See accompanying notes to interim consolidated financial statements.

                                                                       PAGE VIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conform, in all material respects, with U.S. GAAP, except as described in Note 21 to the financial statements.

      (a) Basis of Consolidation

      The September 30, 2007 and December 31, 2006 consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries and Variable Interest Entities ("VIE").

                                                                         PAGE IX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

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

            As a result of delivering the final two of six episodes of Across the River To Motor City in the third quarter 2007, revenue of $1,870,809 and $961,285 of accounts receivable were recognized. In the second quarter of 2007 $884,525 of the current receivable was allocated to deferred revenue.

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

                               SEPTEMBER 30, 2007

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

      (e)   Property and Equipment

            Property and equipment are recorded at cost less accumulated amortization. Amortization is being provided for on the declining balance basis at the following annual rates:

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

                               SEPTEMBER 30, 2007

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

                               SEPTEMBER 30, 2007

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

4.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014. (see Note 18)

                                                                       PAGE XIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

5.    FILM TAX CREDITS RECEIVABLE

      Tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable, however all amounts are subject to final determination by the relevant tax authorities. As at September 30, 2007, the Company expects to receive tax credits of $nil (December 31, 2006 $543,389) from the federal government and $214,284 (December 31, 2006 - $1,508,179) from the provincial government.

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                                                   September 30,                        December 31,
                                                                                        2007                                2006
                                                                                        ----                                ----
                                                                                    Accumulated
                                                                       Cost         Amortization           Net                Net
                                                                   -----------       -----------       -----------       -----------
Completed television programs and recordings                       $ 6,902,529       $ 6,215,543       $   686,986       $   930,318
Completed Motion picture - Bailey's Billion                        $ 6,972,580         4,081,502         2,891,078         2,891,078
Completed television Drama Series                                    5,812,000         3,869,114         1,942,886                --
Projects in progress                                                 1,987,737                --         1,987,737         5,669,105
                                                                   -----------       -----------       -----------       -----------
                                                                   $21,674,846       $14,166,159       $ 7,508,687       $ 9,490,501
                                                                   ===========       ===========       ===========       ===========

      Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company may change the carrying value of its completed film and television programs accordingly.

      The Company expects to amortize approximately $415,000 for completed television programs and recordings costs, $355,000 for completed motion picture costs and $3,869,000 for completed television drama series during the fiscal year.

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

                               SEPTEMBER 30, 2007

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

                                                        $1,807,705    $2,121,527
                                                        ==========    ==========

      Interest on the above demand loan totalled
      $31,239 for the three month period ended
      September 30, 2007 (three months ended Dec.
      31,2006 - $30,312).

8.    PROPERTY AND EQUIPMENT

                                                                                 September 30                          December 31,
                                                                                     2007                                  2006
                                                                                     ----                                  ----
                                                                                  Accumulated
                                                                   Cost          Amortization             Net                Net
                                                                   ----          ------------             ---                ---

Computer and editing equipment                                   $181,028           $168,783           $ 12,245           $ 15,472
Furniture and fixtures                                             58,193             53,963              4,230              4,933
                                                                 --------           --------           --------           --------
                                                                 $239,221           $222,746           $ 16,475           $ 20,405
                                                                 ========           ========           ========           ========

9.    CONVERTIBLE DEBENTURES

                                                 September 30,      December 31,
                                                     2007              2006
Principal                                            ----              ----
Issued
  - February 1996 (i)                            $    75,000        $    75,000
  - December 2000 (ii)                               550,000            550,000
  - December 2000 (iii)                              835,800            835,800
  - Capitalized interest (iv)                        240,000            240,000
                                                 -----------        -----------
                                                   1,700,800          1,700,800

Less - equity component                             (181,510)          (181,510)
                                                 -----------        -----------
                                                 $ 1,519,290        $ 1,519,290
                                                 ===========        ===========

                                                                         PAGE XV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

9.    CONVERTIBLE DEBENTURES (continued)

(i) The Company issued a 7.5% $100,000 redeemable convertible subordinated debenture in February 1996. This debenture was to mature on December 31, 2000. The debenture was convertible at the holder's option into common shares at any time prior to maturity at a conversion rate of $1.50 per share.

      Management renegotiated repayment terms of this debenture at an increased interest rate of 10% per annum. The principal was repayable in four quarterly payments during 2001 of $25,000 plus interest. The first instalment was made in April 2001. The Company is still in default on the second, third and fourth instalments. As at September 30, 2007, there remains an outstanding balance of $75,000 plus $50,625 (December 31, 2006
      - $45,000) in accrued interest on this debenture. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

(ii) The Company issued 550,000 units of debentures and warrants in December 2000 for $550,000 less costs of $85,000 for net proceeds to the Company of $465,000. Each unit consists of a $1.00 debenture and 1 immediately separable warrant. The redeemable convertible subordinated debentures matured on December 31, 2005, bear interest at 10.5% per annum, and are payable semi-annually. The debentures are convertible at the holders' option into common shares at any time prior to maturity on the basis of one common share per $0.50 principal amount of debenture. The debentures are subordinated to certain senior indebtedness of the Company. As at September 30, 2007 the Company is in default of an outstanding balance of $266,524 (December 31, 2006 - $223,211) in accrued interest on these debentures. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

(iii) On December 19, 2000, the Company obtained the approval of the holders of the 7.5% debentures issued December, 1995 to: (i) extend the maturity date to December 31, 2002; (ii) reduce the conversion rate to $0.50 per common share; (iii) increase the rate of interest applicable to 10.5% per annum;
      (iv) issue to the  holders of the  debentures  one  warrant for each $1.00 principal amount held by such holder; and (v) to secure the 7.5% debentures by way of a floating charge over all of the Company's assets, such floating charge to be subordinated to all existing and future "Senior Indebtedness" and "Permitted Encumbrances" and to rank pari passu with identical security to be granted to holders of up to $1,000,000 principal amount of convertible debentures issued by the Company on December 21, 2000. The Company is in default on the repayment of the debentures. As at September 30, 2007, there remains an outstanding balance of $402,908 (December 31, 2006 - $337,088) in accrued interest on these debentures. As a result of the default, the debenture is classified as a current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

(iv) As part of the settlement of the long-term debt the Company has granted the same conversion privileges to $240,000 portion of the interest accrued on the debentures described in notes 9 (ii) and 9(iii) as on the related debentures. As at September 30, 2007 there is an outstanding amount of $81,900 (December 31, 2006 - $63,000) in accrued interest. As a result of the default, the debenture is classified as current liability on the balance sheet. Management is in constant communication with the debenture holders and expects that the Company will be able to settle the debentures in the normal course of operations.

                                                                        PAGE XVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

10.   ADVANCES

      The Board of Directors approved, and the Company completed after the end of the interim period a private placement for 6,475,000 units each consisting of one common share and one warrant at $0.10 per unit. Each warrant is exercisable within eighteen months after closing to acquire one common share at $0.10 per unit. (Note 22)

      As at September 30, 2007, $90,000 has been advanced to the Company. No shares or warrants have been issued as of September 30, 2007.

11.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and preferred shares issuable in series 494,550 of Series 1, preferred shares.

      (b)   Issued - common shares                        Number        Amount
                                                        ----------    ----------
            Balance, December 31, 2006                  39,313,699   $12,330,949

            Issued for services rendered                    68,850        10,328
                                                        ----------    ----------
            Balance, September 30, 2007                 39,382,549    12,341,277
                                                        ==========    ==========

      (c)   Issued - Series 1 preferred shares            Number        Amount
                                                        ----------    ----------

            Balance, December 31, 2006 and
            September 30, 2007                           494,550       $494,550
                                                         =======       ========


            The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at September 30, 2007 dividends in arrears amounted to $33,661.

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

                               SEPTEMBER 30, 2007

11.   CAPITAL STOCK

      (d)   Stock Option Plan (continued)

            The outstanding and exercisable stock options are as follows:

                                                                     Weighted
                                                                     Average
                                           Number      Allocated     Exercise
Outstanding and Exercisable              of Options      Value        Price
---------------------------              ----------    ---------     --------
Balance, December 31, 2006               4,245,000       99,200       $0.16
Expired, January 2007                     (780,000)          --        0.16
                                         ---------      -------       -----
Balance, March 31, 2007                  3,465,000       99,200        0.16
Stock options granted                      200,000        1,400        0.15
Stock options granted                    1,100,000       23,100        0.15
                                         ---------      -------       -----
Balance, June 30, 2007                   4,765,000      123,700       $0.16
Stock options expired                     (125,000)          --        0.10
Stock options granted                       15,000           --        0.15
                                         ---------      -------       -----
Balance, September 30, 2007              4,655,000      123,700       $0.16
                                         =========      =======       =====

            The Company has granted stock options as follows:

                                                                        Weighted
                                                          Outstanding   Average
                                     Number    Exercise       and      Remaining
Expiry Date          Grant Date    of Options   Price     Exercisable    Life
--------------------------------------------------------------------------------
June 25, 2009      June 25, 2004    3,000,000    0.10      3,000,000      1.73
April 25, 2010     April 25, 2006     100,000    0.10        100,000      2.57
Dec.29, 2009       Dec.29, 2006       240,000    1.00        240,000      2.25
May 11, 2009       May 11, 2007       200,000    0.15        200,000      1.61
May 11, 2012       May 11, 2007     1,100,000    0.15      1,100,000      4.61
July 29, 2012      July 30, 2007       15,000    0.15         15,000      4.83
                                    ---------              ---------      ----
                                    4,655,000              4,655,000      2.46
                                    =========              =========      ====

                                                                      PAGE XVIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

11.   CAPITAL STOCK

      (d)   Stock Option Plan (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Grant Date                              April 25, 2006    Dec. 29, 2006    May 11, 2007
---------------------------------------------------------------------------------------
Number of options                              100,000          240,000       1,300,000
Expected life                                  5 years          3 years     2 - 5 years
Price volatility                                   30%              30%             30%
Dividend yield                                      --               --              --
Risk-free interest rate of return                   5%               5%              5%
Amount recorded                              $   3,600               --          24,500

Grant Date                               July 30, 2007
------------------------------------------------------
Number of options                               15,000
Expected life                                  5 years
Price volatility                                   30%
Dividend yield                                      --
Risk-free interest rate of return                   5%
Amount recorded                                     --

(e)   Warrants

      Common shares have been reserved for warrants on the following basis:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
Outstanding and Exercisable                  # of Warrants    Value       Price
-------------------------------------------------------------------------------
Balance March 31, 2007 and Dec. 31, 2006       6,069,166      73,140      $0.28

Warrants issued                                  550,000       4,760       0.25
                                               ---------      ------      -----

Balance, June 30, 2007                         6,619,166      77,900       0.28

Warrants issued for services rendered          1,200,000      16,800       0.10
                                               ---------      ------      -----

Balance, September 30, 2007                    7,819,166      94,700      $0.25
                                               =========      ======      =====

                                                                        PAGE XIX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

11.   CAPITAL STOCK (continued)

      The Company has granted warrants as follows:

                                              Number     Exercise     Outstanding      Weighted Average
Expiry Date               Grant Date       of Warrants     Price    and Exercisable     Remaining Life
-------------------------------------------------------------------------------------------------------
December 31, 2009      June 30, 2004        1,830,000       0.25       1,830,000             2.25
April 7, 2008          April 7, 2005        2,547,500       0.30       2,547,500             0.52
May 31, 2008           May 31, 2006         1,691,666       0.30       1,691,666             0.64
December 31, 2009      May 11, 2007           550,000       0.25         550,000             2.25
August 14, 2010        August 14, 2007      1,200,000       0.10       1,200,000             2.87
                                            ---------                  ---------             ----
                                            7,819,166                  7,819,166             1.43
                                            =========                  =========             ====

The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

Grant date                   May 31, 2006     May 11, 2007     August 14, 2007
Number of warrants           1,691,666             550,000           1,200,000
Expected life                1 year             2.64 years             3 years
Price volatility             30%                       30%                 30%
Dividend yield               --                         --                  --
Risk-free interest
Rate of return               5%                         5%                4.5%
Amount recorded              --                     $4,760             $16,800

The board of directors approved the extension of 2,547,500 warrants to April 7, 2008 that were originally to expire in April 2007 and 1,691,666 warrants to May 31, 2008 that were originally to expire on May 31, 2007. There was no impact to the Financial Statements as a result of the extension of the warrants.

12.   CONTRIBUTED SURPLUS

Balance, December 31, 2006                        $1,267,449
                                                  ----------
Balance September 30, 2007                        $1,313,509
                                                  ==========

                                             September 30, 2007    Dec. 31, 2006
                                             ------------------    -------------

Settlement of debt instruments                    $  664,501         $  664,501
Equity portion of long-term debt                     181,510            181,510
Stock Options (11 (d))                               123,700             99,200
Warrants (11 (e))                                     94,700             73,140
Pursuant to closing of limited
  partnership (18)                                   249,098            249,098

                                                  $1,313,509         $1,267,449
                                                  ==========         ==========

                                                                         PAGE XX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

13.   INTEREST EXPENSE (INCOME)

                                                                  Three months ended Sept 30             Nine months ended Sept 30
                                                                  --------------------------             -------------------------
                                                                    2007               2006               2007               2006

Interest on convertible debentures                               $  44,552          $  44,552          $ 133,656          $ 133,656
Bank film production loan                                           31,239                 --             97,008                 --
Other interest                                                          33              1,512                 33              1,512
                                                                 ---------          ---------          ---------          ---------
                                                                    75,824             46,064            230,697            135,168
Interest income                                                     (8,296)            (8,640)           (25,029)           (25,070)
                                                                 ---------          ---------          ---------          ---------
                                                                    67,528             37,424            205,668            110,098
Less: amounts capitalized to projects                              (37,527)           (39,304)          (117,755)          (124,300)
                                                                 ---------          ---------          ---------          ---------
                                                                 $  30,001          $  (1,880)         $  87,913          $ (14,202)
                                                                 =========          =========          =========          =========

Interest expense of $31,239 for the film production bank loan has been capitalized to projects in progress. (See note 7)

14.   EARNINGS (LOSS) PER COMMON SHARE

      (a) Basic: Earnings per share are calculated using the weighted average number of shares outstanding during each of the periods presented in the interim consolidated financial statements. The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                                   Outstanding
            ------                                                   -----------

            September 30, 2007                                        39,382,549
            September 30, 2006                                        39,101,499

                                                                Three months ended                      Nine months ended
                                                                   September 30,                           September 30,
                                                             2007                2006                 2007                 2006
                                                             ----                ----                 ----                 ----
Numerator:
----------
Net income (loss) as reported for
basic EPS                                               $    398,028         $   (231,398)        $  1,365,954         $   (529,614)
Less: Preferred share dividends
paid and in arrears                                          (11,251)             (11,251)             (33,661)             (33,753)
                                                        ------------         ------------         ------------         ------------
Net Income (Loss)                                       $    386,777         $   (242,649)        $  1,332,293         $   (563,367)
                                                        ------------         ------------         ------------         ------------
Denominator:
------------
Weighted average shares for
basic EPS                                                 39,376,529           36,076,771           39,355,816           37,003,668
                                                        ============         ============         ============         ============

Basic income (loss) per share                           $       0.01         $      (0.01)        $       0.03         $      (0.02)
                                                        ============         ============         ============         ============

                                                                        PAGE XXI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

14.   EARNINGS (LOSS) PER COMMON SHARE (Continued)

      (b) Fully Diluted: The Company follows CICA Handbook Section 3500, "Earnings per Share", effective January 31, 2003. The statement requires the presentation of both basic and diluted earnings (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments. For the three and nine months ended September 30, 2007 and 2006 the assumed exercise of outstanding stock options and warrants would have a dilutive effect on EPS. The following table sets forth the weighted average number of common shares outstanding for the computation of dilutive EPS for each of the years presented in the consolidated financial statements.

                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                                2007                2006               2007                2006
                                                                ----                ----               ----                ----
Numerator:
----------
Net income (loss) as reported for
basic EPS                                                  $    398,028        $   (231,398)       $  1,365,954        $   (529,614)
Less: Preferred share dividends
paid and in arrears                                             (11,251)            (11,251)            (33,661)            (33,753)
                                                           ------------        ------------        ------------        ------------

Net Income (loss)                                               386,777            (242,649)          1,332,293            (563,367)
                                                           ------------        ------------        ------------        ------------
Denominator:
------------
Weighted average shares for
basic EPS                                                    39,376,529          39,076,771          39,355,816          37,003,668
                                                           ============        ============        ============        ============
Effect of dilutive securities:
Stock options and Warrants                                           --                  --                  --                  --
Adjusted weighted average shares and
assumed conversions for dilutive EPS                         39,376,529          39,076,771          39,355,816          37,003,668
                                                           ============        ============        ============        ============

Fully diluted income (loss) per share                      $       0.01        $      (0.01)       $       0.03        $      (0.02)
                                                           ============        ============        ============        ============

      (c) Anti-dilutive: For the three months ended September 30, 2007 and 2006, 4,655,000 and 4,005,000 options to purchase common shares and warrants exercisable for 7,819,166 and 6,569,116, respectively were not included in the computation of fully-diluted earnings (loss) per share because in 2007 the exercise prices were greater than the average market price of the common shares and in 2006 because of the loss position.

            For the nine months ended September 30, 2007 and 2006, 4,655,000 and 4,005,000 options to purchase common shares and warrants exercisable for 7,819,166 and 6,569,116 common shares, respectively, were not included in the computation of fully-diluted earnings (loss) per share because the exercise prices were greater than the average market price of the common shares and in 2006 because of the loss position.

                                                                       PAGE XXII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

15.   FINANCIAL INSTRUMENTS

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

            The fair value of the convertible debentures issued in December 2000 has been estimated by first calculating the present value of the liability component using a discount factor and then assigning to the equity component the difference between the proceeds of the debenture and the fair value of the liability component. The estimated discount factor used approximated the market interest rates at September 30, 2007 and 2006. Accordingly, the carrying amounts of the convertible debentures approximate fair value.

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

            The Company does not actively use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may enter into forward exchange contracts to mitigate the associated risks. There were no forward exchange contracts outstanding at September 30, 2007.

                                                                      PAGE XXIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

16.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                     2007                               $ 7,000
                     2008                                29,000
                     2009                                13,000
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

17.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended September 30, 2007 $98,332 (September 30, 2006 - $73,749) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

                                                                       PAGE XXIV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

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

                                                                        PAGE XXV

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

19. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                                 Three months ended Sept 30,           Nine months ended Sept 30,
                                                                   2007               2006               2007               2006
                                                                   ----               ----               ----               ----
Change in non-cash working capital
Accounts receivable                                            $  (932,848)       $   105,682        $   151,650        $   121,129
Tax credits receivable                                                  --                 --          1,837,284                 --
Advances receivable                                                (59,529)
Inventory                                                            9,494             16,485             13,919             17,419
Prepaids and sundry receivable                                       4,730           (307,689)            46,002           (310,783)
Accounts payable and accrued liabilities                            (3,573)           281,786             39,720            161,165
Deferred revenue                                                  (884,525)         1,665,286         (3,458,118)         2,137,786
                                                               -----------        -----------        -----------        -----------
                                                                (1,806,822)         1,761,550         (1,429,072)         2,126,716
                                                               -----------        -----------        -----------        -----------
Non-cash transactions
Shares issued on settlement of payables                                 --                 --                 --             27,765
Stock-based compensation                                            16,800                 --             46,060             23,184

20.   GEOGRAPHIC INFORMATION

            The Company conducts its operations in one business segment: distribution of internally produced films and television programs.

            Revenue by geographic location, based on the location of customers, is as follows:

                                                        Three months ended Sept 30,                    Nine months ended Sept 30,
                                                        2007                   2006                   2007                   2006
                                                        ----                   ----                   ----                   ----
Canada                                               $1,881,809             $   19,344             $5,643,960             $   38,219
United States                                            79,344                 64,911                182,084                203,684
France                                                   71,000                     --                 71,000                 68,723
Russia                                                       --                     --                 83,442                     --
Other foreign                                                --                     --                 16,150                 52,903
                                                     ----------             ----------             ----------             ----------
                                                      2,032,153                 84,255              5,996,636                363,529
                                                     ==========             ==========             ==========             ==========

                                                                       PAGE XXVI

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

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

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                          Three months ended                 Nine months ended
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,                       2007             2006              2007             2006
                                                                        ----             ----              ----             ----
Net income (loss) in accordance with Canadian GAAP                   $  398,028       $ (231,398)       $1,365,954       $ (529,614)

Interest (Dividends) on Preferred Shares (Note c)                        11,251           11,251            33,661           33,753
                                                                     ----------       ----------        ----------       ----------

Net Income (Loss) in accordance with U.S. GAAP                       $  386,777       $ (242,649)       $1,332,293       $ (563,367)
                                                                     ----------       ----------        ----------       ----------

Net Income
(Loss) per share                                                     $     0.01       $    (0.01)       $     0.03       $    (0.02)
                                                                     ==========       ==========        ==========       ==========

The cumulative effect of these adjustments on shareholders' equity is as follows:

                                                                                                September                 December
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006                                                  30, 2007                  31, 2006
                                                                                               -----------              -----------
Shareholders' Equity in accordance with Canadian GAAP                                          $ 4,880,688              $ 3,458,346

Conversion feature on Convertible Debentures (Note a)                                             (181,510)                (181,510)

Gain on settlement of New Convertible Debentures
Effect on Contributed Surplus (Note b)                                                            (284,803)                (284,803)

Gain on settlement of New Convertible Debentures
Effect on Deficit (Note b)                                                                         284,803                  284,803
Cumulative dividends (Note c)                                                                     (123,822)                 (90,131)
Preferred Shares (Note c)                                                                         (494,550)                (494,550)
                                                                                               -----------              -----------

Shareholders' Equity in accordance with U.S. GAAP                                              $ 4,080,806              $ 2,692,155
                                                                                               ===========              ===========

                                                                      PAGE XXVII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

The effect of these adjustments on the consolidated Balance Sheet is as follows:

                                                                                                 September                 December
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006                                                   30, 2007                  31, 2006
                                                                                                -----------              -----------
Assets in accordance with Canadian GAAP                                                         $ 9,826,783              $12,934,759

Differences for U.S. GAAP                                                                                --                       --
                                                                                                -----------              -----------
Assets in accordance with U.S. GAAP                                                             $ 9,826,783              $12,934,759
                                                                                                ===========              ===========
Liabilities in accordance with Canadian GAAP                                                    $ 4,946,095              $ 9,476,413

Conversion feature on Convertible Debentures (Note a)                                               181,510                  181,510

Cumulative dividends (Note c)                                                                       123,822                   90,131

Preferred Shares (Note c)                                                                           494,550                  494,550
                                                                                                -----------              -----------
Liabilities in accordance with U.S. GAAP                                                        $ 5,745,977              $10,242,604
                                                                                                ===========              ===========

The effect of these adjustments on the consolidated statement of cash flows is as follows:

                                                                  Three           Three           Nine           Nine
                                                                  months          months         months         months
                                                                  ended           ended          ended          ended
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,                  2007            2006           2007           2006
                                                               -----------     -----------      ---------     ---------
Cash flows provided by Operating Activities

Cash flows provided by (used in) operating
activities in accordance with Canadian
GAAP                                                           $   (26,107)    $ 1,560,265      2,275,841     1,828,452

Interest (Dividends) on Preferred
Shares - Effect on Net Loss (Note c)                               (11,251)        (11,251)       (33,661)      (33,753)

Interest (Dividends) on Preferred Shares
(Note c) - Effect on Other Liabilities                              11,251          11,251         33,661        33,753
                                                               -----------     -----------      ---------     ---------
Cash flows provided by (Used in)
Operating Activities                                           $   (26,107)    $ 1,560,265      2,275,841     1,828,452
                                                               ===========     ===========      =========     =========

                                                                     PAGE XXVIII

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

21.   RECONCILIATION TO UNITED STATES GAAP (Continued)

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

                                                                       PAGE XXIX

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited - Prepared by Management)

                               SEPTEMBER 30, 2007

21.   RECONCILIATION TO UNITED STATES GAAP (Continued)

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

22.   SUBSEQUENT EVENTS

      Subsequent to the end of the quarter, the Company completed a private placement of 6,475,000 units for proceeds of $647,500. Each unit of the private placement consists of one common share and one purchase warrant with a purchase price of $0.10 per unit. Each warrant is exercisable at anytime on or prior to April 11, 2009, to acquire one common share at an exercise price of $0.10. The proceeds are earmarked for investment in the development of the Company's marketing and distribution activities and general working capital.

                                                                        PAGE XXX

      Item 2.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of November 13, 2007 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment (the "Company") for the three and nine month periods ended September 30, 2007 and 2006. Additional information related to the Company is available on SEDAR at
www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 21 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

OVERVIEW

Five-time Emmy Award-winning Devine Entertainment Corporation develops, produces and distributes feature films, primetime drama, children's and family entertainment for the theatrical motion picture, television and the Video/DVD marketplace worldwide.

The Company's proprietary library includes 19 award-winning broadcast programs based on the lives of landmark international historical figures and other classic family stories, which permit it access to sales in a wide variety of outlets encompassing both the entertainment and educational markets. Its landmark Composers', Inventors' and Artists' are critically acclaimed and broadcast in over 50 countries. The Company completed its first feature film for theatrical release, Bailey's Billion$, which was released in North America on August 5, 2005 and is currently being distributed on television and DVD worldwide. In 2006 and 2007 the Company continued expanding its proprietary library by financing and producing and delivering its first general audience primetime one-hour mystery series, entitled Across the River to Motor City for broadcast worldwide.

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its broadly based library of original programs; (ii) increase its feature film and primetime drama production and distribution through strategic alliances with major international distributors, broadcasters and co-producers and (iii) grow by expanding its library through acquisitions of third party film libraries and the integration of third party productions and production companies

FORWARD-LOOKING STATEMENTS

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

                                                                       PAGE XXXI

THIRD QUARTER 2007 HIGHLIGHTS

Continuing the trend established in the first two quarters of 2007, the Company's third quarter revenues and earnings increased dramatically year over year as a result of the Company's focus on the post-production and delivery of the final two episodes of the first season of the Company's new primetime mystery series for Chum Television, Across the River to Motor City.

      o Revenues in the quarter ended September 30, 2007 increased by $1,947,898 or approximately 2310% to $2,032,153 as compared to $84,255 for the same period in 2006. $1,870,809 of these revenues were derived from the delivery of the fifth and sixth episodes of its new series Across The River to Motor City. The balance of $161,344 in revenues in the quarter were generated by sales from the Company's library of films and television programs.

      o Net Earnings for the quarter ended September 30, 2007 increased by $629,426 to $398,028 or $0.01 per share as compared to a loss of $231,398 for the same period in 2006.

With the recognition of $5,612,427 in revenues on the delivery of the first season of Across the River to Motor City, and increased sales from the new international distribution agreement for the Company's proprietary film library with Carrere Group that commenced in the first quarter 2007, this year promises to be among the Company's strongest ever. The Company is on track to end the year with anticipated revenues surpassing $6 million, EBITDA of more than $0.10 per share and profits of between $0.02 to $0.03 per share.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

Revenues in the three months ended September 30, 2007 increased by more than $1,947,898 to $2,032,153, reflecting an increase of approximately 2310% as compared to $84,255 for the same period in 2006.

Revenues for the nine months ended September 30, 2007 increased by more than $5,633,107 to 5,996,636, reflecting an increase of approximately 1550% as compared to $363,529 for the same period in 2006.

The majority of the Company's revenues in the quarter, or $1,870,809, was derived from the delivery of the fifth and sixth episodes of the six-episode first season of its new series for CITY-TV, entitled Across The River to Motor City. The balance of $161,344 in revenue for the third quarter 2007 was comprised of $86,899 from continuing DVD and ancillary product sales from the Company's proprietary library of completed films and television programs in North America and $74,445 from sales of broadcast licenses of the Company's proprietary library of completed films and television programs outside of North America. A total of $5,612,427 of the $5,996,636 of the Company's revenues in the nine month period ended September 30, 2007 was generated by Across The River to Motor City. Revenues from the Company's proprietary library in the nine months ended September 30, 2007 of $384,209 were approximately 6% higher as compared with $363,529 for the same period in 2006. This reflects that the Company's newly established foreign distribution agreement for the Company's library of films with the Carrere Group, which is just beginning to produce results, has made up for what would have been a comparative decrease in revenue due to the significant drop in the value in the US dollar as compared to the Canadian dollar since 2006.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                                               Three months                                 Nine months
                                                              ended Sept. 30                               ended Sept. 30
Revenue                                                 2007                   2006                   2007                   2006
Canada                                               $1,881,809             $   19,344             $5,643,960             $   38,219
United States                                            79,344                 64,911                182,084                203,684
France                                                   71,000                     --                 71,000                 68,723
Russia                                                       --                     --                 83,442                     --
Other foreign                                                --                     --                 16,150                 52,903
                                                     ----------             ----------             ----------             ----------
                                                     $2,032,153             $   84,255             $5,996,636             $  363,529

                                                                      PAGE XXXII

Earnings (loss) per Common Share (EPS)

Net Earnings for the three months ended September 30, 2007 increased by $629,426 to $398,028 or $0.01 per share as compared to a net loss of $231,398 or ($0.01) for the same period in 2006.

Net Earnings for the nine months ended September 30, 2007 increased by $1,895,568 to $1,365,954 or $0.03 per share as compared to a net loss of $529,614 or ($0.01) for the same period in 2006.

EBITDA

EBITDA, defined as earnings before interest, taxes, depreciation and amortization was $1,762,577 or $0.04 per share in the three months ended September 30, 2007 an increase of $1,965,742 as compared to ($203,165) in the same period in 2006.

EBITDA, for the six months ended September 30, 2007 was $5,456,480 or $0.14 per share in the three months ended September 30, 2007 an increase of $5,795,732 as compared to ($339,252) in the same period in 2006.

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

Shareholders' Equity

Shareholders' equity was $4,880,688 at September 30, 2007, reflecting an increase of $1,422,342 as compared to $3,458,346 at December 31, 2006.

SUMMARY OF QUARTERLY RESULTS:

                          Sept. 30,     June 30,     Mar. 31,     Dec. 31,       Sept. 30,     June 30,      Mar. 31,       Dec. 31,
                            2007          2007         2007         2006           2006          2006          2006          2005
                            ----          ----         ----         ----           ----          ----          ----          ----
Revenues                  2,032,153    1,935,408    2,029,075        60,430       163,860       115,414       163,860       468,348

Operating Expenses          269,576      139,086      102,234       181,507       232,377       156,200       232,377       268,418
Earnings (loss)
before income taxes
                            398,028      442,974      554,212    (2,514,151)     (150,577)     (147,639)     (150,577)     (865,770)

Income taxes                     --           --           --            --            --            --            --        12,189

Net earnings (loss)         398,028      442,974      554,212    (2,514,151)     (150,577)     (147,639)     (150,577)     (853,581)

Basic earnings (loss)
per common share               0.01         0.01         0.01         (0.07)        (0.00)        (0.00)        (0.00)        (0.02)

                                                                     PAGE XXXIII

Operating expenses

The Company's operating expenses for the three months ended September 30, 2007 decreased by $17,014 or approximately 6% to $269,576, as compared to $287,420 in the same period in 2006.

The Company's operating expenses for the nine months ended September 30, 2007 decreased by $165,099 or approximately 24% to $510,896, as compared to $675,995 in the same period in 2006.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Sprout, October 7, 1944, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. The Company has also commissioned four new scripts for a second season of its new primetime mystery series, Across the River to Motor City, with the participation and support of its Canadian broadcaster and the Cable
Television Fund. In addition, the Company is preparing to expand on the primetime drama franchise established by Across the River to Motor City with a new series set on the US/Mexico border and is presenting this new series concept to US broadcasters.

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

Amortization expenses in the quarter ended September 30, 2007 for the Company's library of completed television programs and recordings and motion picture totaled $164,954. As at September 30, 2007, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $686,986 after accumulated amortization. The Company's investment in its motion picture Bailey's Billion$ was estimated as $2,891,078 after accumulated amortization. Amortization expenses in the quarter for the Company's completed television Drama Series, Across the River to Motor City totaled $1,203,956 and the Company's investment in Drama Series was estimated at $1,942,886. The Company's investment in projects in progress was $1,987,737, which includes $410,743 for Across the River to Motor City and $1,576,994 for projects in development as per the following table:

                                                                                    September 30,                       December 31,
                                                                                         2007                               2006
                                                                                         ----                               ----
                                                                                     Accumulated
                                                                       Cost          Amortization          Net               Net
                                                                       ----          ------------          ---               ---
Completed television programs and recordings                       $ 6,902,529       $ 6,215,543       $   686,986       $   930,318
Completed Motion picture - Bailey's Billion                        $ 6,972,580         4,081,502         2,891,078         2,891,078
Completed television Drama Series                                    5,812,000         3,869,114         1,942,886                --

Projects in progress                                                 1,987,737                --         1,987,737         5,669,105
                                                                   -----------       -----------       -----------       -----------
                                                                   $21,674,846       $14,166,159       $ 7,508,687       $ 9,490,501

Annually, management reviews the estimate of total remaining ultimate revenue and the fair value of the capitalized film costs. As a result of the review, the Company may change the carrying value of its completed film and television programs accordingly.

The Company expects to amortize approximately $415,000 for completed television programs and recordings costs, $355,000 for completed motion picture costs and $3,869,000 for completed television drama series during the fiscal year.

                                                                      PAGE XXXIV

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

Capital stock

At December 31, 2006 the Company had 39,313,699 common shares and 494,550 Series 1 preferred shares outstanding.

On April 16, 2007 the Company issued 68,850 common shares to the Company's three outside directors pursuant to the previously approved and agreed upon director's compensation plan for the fourth quarter 2006 and the first quarter 2007.

As resolved by the Board of Directors, on May 11, 2007 the Company issued a number of employees, officers, directors and consultants to the Company a total of 1,300,000 options to purchase the Company's common shares at a price of $0.15 per share pursuant to its shareholder approved option plan.

Also on May 11, 2007, the board approved the issuance of 550,000 warrants to an unrelated investor that participated in the Company's debt restructuring in 2004 and priced all of the creditor's warrants at $0.25 pursuant to the agreements entered into at that time.

On July 30,2007 the Company issued a consultant to the Company a total of 15,000 options to purchase the Company's common shares at a price of $0.15 per share pursuant to its shareholder approved option plan.

At September 30, 2007 the Company had 39,382,549 common shares and 494,550 Series 1 Class A preferred shares outstanding.

Subsequent Equity Financing

Subsequent to the end of the quarter, the Company completed a private placement of 6,475,000 units for proceeds of $647,500. Each unit of the private placement consists of one common share and one purchase warrant with a purchase price of $0.10 per unit. Each warrant is exercisable at anytime on or prior to April 11, 2009, to acquire one common share at an exercise price of $0.10. The proceeds are earmarked for investment in the development of the Company's marketing and distribution activities and general working capital.

Related Party Transactions

During the 3 month period ended September 30, 2007,  $98,332 (September 30, 2006
- $73,749) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services. These transactions have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

Limited Partnerships

During 2004 the Company entered into a services agreement with Devine Entertainment Limited Partnership ("the Partnership"). Under the terms of the agreement, the Partnership assumed certain expenses of the Company through December 31, 2004, relating to the following:

                                                                       PAGE XXXV

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

During the first quarter of 2005, the Company entered into a services agreement with the QCF 2005 Limited Partnership ("QCF"). Under the terms of the agreement, QCF assumed certain expenses of the Company through December 31, 2005 relating to the following:

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

Liquidity and Capital Resources

The Company's cash on hand as at September 30, 2007 was $216,471 as compared to $268,001 as at December 31, 2006, a decrease in cash position of $51,530.

A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to the parent company. As at September 30, 2007 the production loan totalled $1,807,775 (December 31, 2006 - $2,121,527). Interest on the above demand loan totalled $31,239 in the three months ended September 30, 2007 (the three months ended December 31, 2006 - $30,312).

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

Nonetheless, the Company remains unable to service its convertible debt and the Company will require additional working capital from its production activities or corporate financing in 2007. Subsequent to the end of the quarter, the Company completed a private placement of 6,475,000 units for proceeds of $647,500. Each unit of the private placement consists of one common share and one purchase warrant with a purchase price of $0.10 per unit. Each warrant is exercisable at anytime on or prior to April 11, 2009, to acquire one common share at an exercise price of

                                                                      PAGE XXXVI

$0.10. The proceeds are earmarked for investment in the development of the Company's marketing and distribution activities and general working capital. The Company continues to seek additional funding.

OUTLOOK

The Company is optimistic about the successful commercial exploitation of its new one hour primetime mystery Across the River to Motor City and growing its library of motion pictures and television programs and recordings. With the recognition of $5,612,427 in revenues on the delivery of the first season of Across the River to Motor City, and increased sales from the new international distribution agreement for the Company's proprietary film library with Carrere Group that commenced in the first quarter 2007, this year promises to be among the Company's strongest ever. The Company is on track to end the year with anticipated revenues surpassing $6 million, EBITDA of more than $0.10 per share and profits of between $0.02 to $0.03 per share.

The Company is actively pursuing new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth through 2007 and into the future.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in Note 21 to the financial statements.

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

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                             Three months ended                Nine months ended
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,                           2007            2006             2007            2006
                                                                            ----            ----             ----            ----
Net income (loss) in accordance with Canadian GAAP                       $ 398,028       $(231,398)       1,365,954       $(529,614
Interest (Dividends) on Preferred Shares (Note c)                           11,251          11,251           33,661          33,753
                                                                                                          ---------       ---------
Net Income (Loss) in accordance with U.S. GAAP                           $ 386,777       $(242,649)       1,332,293       $(563,367)
                                                                         ---------       ---------        ---------       ---------
Net Income (Loss) per share                                              $    0.01       $   (0.01)       $    0.03       $   (0.02)
                                                                         =========       =========        =========       =========

                                                                     PAGE XXXVII

The cumulative effect of these adjustments on shareholders' equity is as follows:

     The effect of these adjustments on the consolidated Balance Sheet is as follows:

                                                                                             September 30,               December
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006                                                    2007                   31, 2006
                                                                                             -------------             ------------
Shareholders' Equity in accordance with Canadian GAAP                                        $  4,880,688              $  3,458,346

Conversion feature on Convertible Debentures (Note a)                                            (181,510)                 (181,510)

Gain on settlement of New Convertible Debentures
Effect on Contributed Surplus (Note b)                                                           (284,803)                 (284,803)

Gain on settlement of New Convertible Debentures

Effect on Deficit (Note b)                                                                        284,803                   284,803
Cumulative dividends (Note c)                                                                    (123,822)                  (90,131)
Preferred Shares (Note c)                                                                        (494,550)                 (494,550)
                                                                                             ------------              ------------
Shareholders' Equity in accordance with U.S. GAAP                                            $  4,080,806              $  2,692,155
                                                                                             ============              ============

                                                                                             September 30,               December
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006                                                    2007                   31, 2006
                                                                                             -------------             ------------
Assets in accordance with Canadian GAAP                                                      $  9,826,783              $ 12,934,759

Differences for U.S. GAAP                                                                              --                        --
                                                                                             ------------              ------------

Assets in accordance with U.S. GAAP                                                          $  9,826,783              $ 12,934,759
                                                                                             ============              ============
                                                                                             $  4,946,095              $  9,476,413
Liabilities in accordance with Canadian GAAP

Conversion feature on Convertible Debentures (Note a)                                             181,510                   181,510

Cumulative dividends (Note c)                                                                     123,822                    90,131

Preferred Shares (Note c)                                                                         494,550                   494,550
                                                                                             ------------              ------------
Liabilities in accordance with U.S. GAAP                                                     $  5,745,977              $ 10,242,604
                                                                                             ============              ============

                                                                    PAGE XXXVIII

The effect of these adjustments
on the consolidated statement of
cash flows is as follows:

                                                                  Three              Three              Nine               Nine
                                                                  months             months            months             months
                                                                  ended              ended             ended              ended
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,                  2007               2006              2007               2006
                                                               -----------        -----------         ---------         ---------
Cash flows provided by Operating Activities

Cash flows provided by operating activities
in accordance with Canadian GAAP                               $   (26,107)       $ 1,560,265          2,275,841          1,828,452

Interest (Dividends) on Preferred Shares
- Effect on Net Loss (Note c)                                      (11,251)           (11,251)           (33,661)           (33,753)

Interest (Dividends)on Preferred Shares
(Note c) - Effect on Other Liabilities                              11,251             11,251             33,661             33,753
                                                               -----------        -----------        -----------        -----------

Cash flows provided by Operating Activities                    $   (26,107)       $ 1,560,265          2,275,841          1,828,452
                                                               ===========        ===========        ===========        ===========

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

                                                                     PAGE XXXVIX

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

                                                                         PAGE XL

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

                                                                        PAGE XLI

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of November 13, 2007 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 45,921,149.
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,780,000 outstanding options to purchase 4,780,000 common shares
Warrants: 14,474,166 outstanding to purchase 14,474,166 common shares
Debentures: 1,519,290 convertible into 3,301,600 common shares

                                                                       PAGE XLII

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

                                                                      PAGE XLIII

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            Neither the Company nor any of its property is the subject of any material pending legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) On July 30, 2007, the Board of Directors approved and the Company granted 15,000 stock options to a consultant pursuant to the company's stock option plan.

      (b) On July 30, 2007 the Board of Directors approved the issuance of 1,200,000 warrants to Trilogy Capital Partners for IR Services. The warrants were issued on August 14, 2007.

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

      (c)   Not Applicable.

      (d)   Not applicable.

      (e)   Not applicable.

Item 3. Defaults Upon Senior Securities.

      (a) Note 9 to the interim consolidated financial statements of the Company dated September 30, 2007 filed herewith is incorporated herein by reference.

      (b)   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

(d)   Not applicable.

Item 5. Other Information.

(a)   Not applicable.

(b)   Not applicable.

                                                                       PAGE XLIV

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

(b)   Reports on Form 8-K

                  (i) The Company filed a current report on Form 8-K dated September 20, 2007. Under item 8.01 of that 8-K the Company announced that it had engaged Trilogy Capital Partners, a leading financial marketing and investor relations firm

                  (ii) The Company filed a current report on Form 8-K dated September 21, 2007. Under item 8.01 of that 8-K the Company announced revenue and earnings guidance for the first three quarters of calendar year 2007.

                  (iii) The Company filed a current report on Form 8-K dated September 28, 2007. Under item 8.01 of that 8-K the Company issued a press release regarding the transcript of Devine's September 26, 2007 conference call.

                                                                        PAGE XLV

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

Dated: November 13, 2007

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                           Date
--------------------------------------------------------------------------------
/s/ David Devine      Director, Chairman of the Board          November 13, 2007
                      President and Chief Executive Officer

/s/ Richard Mozer     Director, Vice-Chairman of the           November 13, 2007
                      Board, Chief Financial Officer,
                      Treasurer and Secretary