Form 10KSB
period 2007-12-31
Devine Entertainment CORP
filed 2008-04-18
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________________to___________________
              Commission file number___________________________________________

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

                                 Common Shares
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No_X_

Issuer's revenues for the year ended December 31, 2007        $6,144,577

As of April 11, 2008, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the NASD OTCBB was $4,610,208 CDN.

As of April 11, 2008, the issuer had outstanding 45,921,149 shares of common stock.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Federal securities laws, about our business and prospects, including without limitation statements regarding our expected revenues and revenue growth rate in 2008. The forward-looking statements do not include the potential of any mergers, acquisitions, divestitures or business combinations that may be completed after the date hereof. Readers are cautioned that actual results may differ materially from the results projected in any "forward-looking" statements included in this report on Form 10-KSB, which involve a number of risks and uncertainties. Forward-looking statements are statements that are not historical facts, and include (but are not limited to) statements regarding the Company's planned production slate and development activities, anticipated future profitability, losses, revenues, expected future expenditures, the Company's intention to raise new financing, sufficiency of working capital for continued operations, and other statements regarding anticipated future events and the Company's anticipated future performance. Forward-looking statements generally can be identified by the words "expected", "intends", "anticipates", "feels", "continues", "planned", "plans", "potential", "with a view to", and similar expressions or variations thereon, or that events or conditions "will", "could", or "should" occur, or comparable terminology referring to future events or results.

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

                                EXPLANATORY NOTE

As explained on pages 35 through 39, and pages 69 through 73 in Note 2 to the Company's 2007 Consolidated Financial Statements, of the Annual Report on Form 10-KSB, the Company has restated its financial statements for the year ended December 31, 2006 to give effect to the correction of errors resulting from the incorrect accounting for certain transactions. As a result, the impact of corrections for prior years have resulted in an increase in the deficit balance by $181,510 and an additional decrease in equity by $494,550 and which has been offset by a total increase in liabilities by $676,060.

The impact of the restatements for the year ended December 31, 2006 have resulted in a decrease in the deficit by $10,602 and a total reductions of $277,081 in shareholders' equity and total assets. In addition the Company sustained a further loss of $34,402 for December 31, 2006.

The following table summarizes the effects of the changes for 2006.

                                                       Summary of Changes
                                                       ------------------
Balance Sheet
                                                       As                 As
                                                    Reported          Restated
                                                    --------          --------
Assets                                           $ 12,934,759      $ 12,657,678
Liabilities                                         9,476,413        10,152,473

Capital Stock                                      12,330,949        12,268,006
Contributed Surplus                                 1,267,449           707,165
Warrants                                                --              335,544
Preferred Shares                                      494,550                --
Deficit                                           (10,634,602)      (10,805,510)
Shareholders' Equity                                3,458,346         2,505,205

Liabilities and Shareholders' Equity               12,934,759        12,657,678


Statement of Operations
                                                       As                 As
                                                    Reported          Restated
                                                    --------          --------
Revenue                                          $    423,959      $    423,959
Expenses                                            2,938,110         2,972,512
                                                 ------------      ------------
Net Loss                                            2,514,151         2,548,553

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

      Bailey's Billion$, a family comedy about a dog that inherits a fortune and becomes the CEO of a renowned animal rights foundation, is the Company's first feature film for theatrical release. Bailey's Billion$ stars Dean Cain, Tim Curry, Jennifer Tilly, Laurie Holden and Jon Lovitz (as the voice of Bailey). Bailey's Billion$, was released in North America on August 5, 2005 and is currently being distributed, on television and DVD worldwide.

      In 2006, the Company continued expanding its proprietary library and financed and began production of its first general audience primetime one-hour mystery series, entitled Across the River to Motor City for broadcast world wide. The initial six one-hour episodes were completed and delivered to CHUM Television in Canada in 2007.

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

      The Company recently completed the $8.1 million financing of its new primetime mystery series for Chum Television, Across the River to Motor City and completed principal photography on the series on time and on budget in 2006. The first six hour-long episodes were completed and delivered for distribution to Canadian broadcaster CHUM Television in the first three quarters of 2007. In 2007, CHUM Television committed additional funding for the development of new scripts for a possible second season of Across the River to Motor City. The Company is optimistic about the success of Across the River to Motor City.

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

      The Company is continually seeking to expand its business. The specific actions taken by the Company in furtherance thereof are varied. The Company completed an exclusive distribution agreement with SONY BMG Music Entertainment to distribute SONY BMG's acclaimed Marsalis on Music series. The Company began distributing the series on DVD into the educational, institutional and specialty retail trade throughout the USA, Canada and Mexico in August 2007. In July 2006, the Company announced its new multi-year distribution and co-production financing agreements with Carrere Group DA. For its new series of six one-hour Writers' Specials and its award-winning 18 film library of historical family films, The Artists' Specials, The Inventors' Specials and the Composers' Specials. During 2007, the Company attended four educational sales conventions held in Washington, Houston, Atlanta and Toronto.

      The Company continues to develop relationships with prospective distributors, co-producers and sales agents that have expressed an interest in marketing and otherwise representing the Company's products in markets not currently accessed by the Company directly.

Development Activities

      The Company's development activities are primarily focused on the creation of intelligent programs for children and their families for the United States, Canadian and global markets. The Company's 2008 project development slate includes new episodes of its core library based on the lives and times of groundbreaking writers (The Writers' Specials) with co-producer Carrere Group of France, as well as new scripts for the second season of Across the River to Motor City and a number of feature films, television movies and series targeted at the international audience (Russell Sprout, Humchucker) and Rio Grande..

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

Distribution Activities

      The distribution activities of Devine Entertainment include selling the broadcast rights of its films to the global market. Since 1990, the Company has sold its programming to broadcasters and video licensees in over 50 countries. Devine Entertainment has established contractual relationships with, and sales have been made to, major international broadcasters, including HBO Ole in Latin America, HBO in the United States, Disney Channel in the United Kingdom, France and Australia, TPS in France, the Discovery Channel in Spain, Portugal, Mexico and Latin America, and NHK in Japan. In addition, the Company entered into a multi-year distribution agreement with Carrere Group of Paris in the third quarter of 2006 for territories outside of North America which has generated revenue from sales for the Company in 2007 of over $151,000.

      The Company participates in major international television program trade shows and may attend other trade shows where opportunities exist for management to develop areas of interest to the Company. Devine also distributes its programming through direct communication with video distributors and television broadcasters, and through selective advertising in significant trade journals and strategic media. The Company also sells its products directly to its customers through its direct toll free telephone marketing campaign in the United States and Canada (1-877-338-4633). The Company expects, by the end of the second quarter of 2008, to be able to effect direct sales of its products to customers via its Internet store at www.devine-ent.com.

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

Genre: Family and Children's Television

Title                                      Premiere           Distributor
--------------------------------------------------------------------------------
 A Young Children's Concert with Raffi       1985      Rounder
 Raffi in Concert with the Sunshine Band     1989      Rounder

 Beethoven Lives Upstairs                    1992      Naxos

 The Composers' Specials

 Bach's Fight for Freedom                    1996      Devine Entertainment
 Liszt's Rhapsody                            1996      Devine Entertainment
 Rossini's Ghost                             1996      Devine Entertainment
 Strauss: The King of 3/4 Time               1996      Devine Entertainment
 Bizet's Dream                               1996      Devine Entertainment
 Handel's Last Chance                        1996      Devine Entertainment

 The Inventors' Specials

 Einstein: Light to the Power of 2           1997      Devine Entertainment
 Leonardo: A Dream of Flight                 1997      Devine Entertainment
 Galileo: On the Shoulders of Giants         1998      Devine Entertainment
 Newton: A Tale of Two Isaacs                1998      Devine Entertainment
 Marie Curie: More than Meets the Eye        1998      Devine Entertainment
 Edison: The Wizard of Light                 1998      Devine Entertainment

 The Artists' Specials

 Degas and the Dancer                        1999      Devine Entertainment
 Mary Cassatt: American Impressionist        1999      Devine Entertainment
 Monet: Shadow and Light                     2000      Devine Entertainment
 Rembrandt: Fathers and Sons                 2000      Devine Entertainment
 Goya: Awakened in a Dream                   2000      Devine Entertainment
 Winslow Homer: An American Original         2000      Devine Entertainment

Genre: Feature Film


 Goya: Awakened in a Dream                   2000      Devine Entertainment


Genre: Primetime Television Drama

 Across the River to Motor City - season 1   2007      Devine Entertainment

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

Employees

      The Company currently employs three full-time employees, two Officers of the Company (see "Item 10. Executive Services Agreement"), and one part-time employee.

Key Man Life Insurance

      The Company's success depends, in substantial part, on the efforts and abilities of David Devine, the Company's President and Chief Executive Officer, and Richard Mozer, the Company's Chief Financial Officer. See "Item 9. Directors and Executive Officers, Promoters and Control Persons -- Directors and Executive Officers." and "Item 10. Executive Services Agreement." The loss of the services of either of these persons could have a material adverse effect upon the Company. The Company maintains key man insurance on the lives of Messrs. Devine and Mozer with coverage in the amount of $500,000 each. The annual premiums paid on Mr. Devine's policy and Mr. Mozer's policy are $1,134 and $540, respectively.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Company leases its office and production facilities. These facilities consist of approximately 2,100 square feet and are located at 2 Berkeley Street, Toronto, Ontario, Canada. The lease in respect of these facilities expires on May 31, 2009 and provides for annual rent of approximately $58,000 during 2007. The Company believes that its facilities are sufficient to meet its operating requirements for the foreseeable future.

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

          Date                              High($)             Low($)
          ------------------------------------------------------------
          2004
          ----
          First Quarter                       0.08              0.08
          Second Quarter                      0.08              0.08
          Third Quarter                       0.26              0.01
          Fourth Quarter                      0.28              0.10

          2005
          ----
          First Quarter                       0.29              0.15
          Second Quarter                      0.25              0.15
          Third Quarter                       0.32              0.07
          Fourth Quarter                      0.15              0.10

          2006
          ----
          First Quarter                       0.18              0.11
          Second Quarter                      0.20              0.12
          Third Quarter                       0.23              0.11
           Fourth Quarter                     0.15              0.09

          2007
          ----
          First Quarter                       0.13              0.07
          Second Quarter                      0.13              0.08
          Third Quarter                       0.16              0.05
          Fourth Quarter                      0.25              0.10

On April 11, 2008 the closing per share market price was 0.13.

Common Shares Subject to Options, Warrants and Convertible Securities

      At  April  11,  2008,  there  were  4,655,000  Common  Shares  subject  to
outstanding   options  and  14,474,166  Common  Shares  subject  to  outstanding warrants.

Holders

      As at April 11,  2008,  there  were 102  holders  of record of the  Common
Shares.

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


Taxation

      Dividends

      In general, dividends paid by a corporation resident in Canada to non-residents of Canada are subject to Canadian withholding tax. The rate of withholding tax under the Income Tax Act (Canada) (the "Tax Act") on dividends is twenty-five percent (25%). Such rate may be reduced under the provisions of a relevant international tax treaty to which Canada is a party. The Canada-United States Income Tax Convention (1980) (the "U.S. Treaty") provides for a general reduction in the rate of Canadian withholding tax to fifteen percent (15%) on dividends paid on shares of a corporation resident in Canada to residents of the United States, and also provides that where the beneficial owner of the dividends is a corporation resident in the United States. Notwithstanding the foregoing, a reduced rate of (i) ten percent (10%) applies to dividends from a non-resident owned investment corporation if the recipient is a corporation that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends and (ii) five percent (5%) applies if the recipient is a corporation resident in the United States that is the beneficial owner of at least ten percent (10%) of the voting shares of the corporation paying the dividends.

      Capital Gains

      A non-resident of Canada is not subject to tax under the Tax Act in respect of a capital gain realized upon the disposition of a share of a public corporation for purposes of the Tax Act unless the share represents taxable Canadian property to the holder thereof. A share of a public corporation will be taxable Canadian property to the holder thereof if, at any time during the period of sixty (60) months immediately preceding a disposition, the non-resident, persons with whom the non-resident did not deal at arm's length, or the non-resident together with persons with whom he did not deal at arm's length, owned (or had an option in respect of or had an interest in) twenty-five percent (25%) or more of the issued shares of any class or series of the corporation or if, upon ceasing to be a resident of Canada, the holder elected that the share be taxable Canadian property. The Company is a public corporation for purposes of the Tax Act.

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

Description of Securities

Authorized Capital

      The authorized share capital of the Company consists of an unlimited number of Common Shares and an unlimited number of preferred shares (the "Preferred Shares"), issuable in series. 45,921,149 Common Shares and a series of 494,550 Preferred Shares (the "Series 1 Preferred Shares") were issued and outstanding as at April 11 2008. Set forth below is a summary description of certain provisions relating to the Company's share capital contained in its Articles of Incorporation and By-Laws, and under the Ontario Business Corporations Act ("the OBCA"). Such summary is qualified in its entirety by reference to the Company's Articles of Incorporation and By-Laws, and the OBCA.

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

      In December 2004, the Series 1 Preferred Shares were created. All of the Series 1 Preferred Shares were issued to the Devine Entertainment Limited Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variable Interest Entities". The holders of the Series 1 Preferred Shares, in priority to the holders of the Common Shares, are entitled to receive a cumulative annual dividend of 9.1 cents per share. Absent the consent of all of the holders of the Series 1 Preferred Shares, dividends may not be paid on the Common Shares if dividends are then due and owing on the Series 1 Preferred Shares.

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

      The stockholders of the Company initially approved the Reorganization on June 25, 2004 at a stockholders meeting. The reorganization was re-approved by the Company's stockholders at a stockholders meeting held on June 21, 2007. The Company expects that the Reorganization will be effected at such time in the future as may be required in order to allow the Company to continue to be eligible to receive the aforesaid incentives, assistance, licenses and approvals. As a general matter, in order for the Company to remain eligible, at least a majority of the equity ownership and voting control of the Company must be held by Canadian residents. Canadian residents currently hold in excess of 85% of the equity ownership and voting control of the Company. The OBCA does not impose any time limitation per se on when the Reorganization must be effected following its approval by the Company's stockholders. However, until such time as the Reorganization is effected, the Company will, on an annual basis, continue to seek re-approval of the Reorganization at the Company's annual meeting of stockholders.

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

      In April 2006, the Company extended the exercise date of 2,547,500 warrants previously issued with the Company's April 2004 private placement. Each warrant to acquire one common share at an exercise price of $0.30 previously exercisable at any time prior to April 7, 2006 were extended to be exercisable at any time prior to April 7, 2007.

      Effective May 31, 2006 the Company sold 3,383,331 units at a price of $0.15 per unit for aggregate gross proceeds of $507,500 to a group of private investors. Substantially all of these investors are residents of Canada. The remaining investors are residents of the United States. Each unit consisted of
(i) one Common Share and (ii) one-half Common Share purchase warrant. Each warrant was exercisable, at any time on or prior to May 31, 2007, to acquire one Common Share at an exercise price of $0.30 per Common Share.

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

      In April 2007, the Company issued 68,850 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In April 2007, the Company extended the exercise date of 2,547,500 warrants previously issued with the Company's April 2004 private placement. Each warrant to acquire one common share at an exercise price of $0.30 previously exercisable at any time prior to April 7, 2007 were extended to be exercisable at any time prior to April 7, 2008.

      In May 2007, the Company issued 550,000 warrants to Forvest Trust Inc. in consideration for financial advisory services provided to the Company. The warrants are exercisable at any time on or prior to December 31, 2009, to acquire one Common

Share at an exercise price of $0.25 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by
Section 4(2) of the Securities Act.

      In May 2007, the Company extended the exercise date of 1,691,666 warrants previously issued with the Company's May 31, 2006 private placement. Each warrant to acquire one common share at an exercise price of $0.30 previously exercisable at any time prior to May 31, 2007 were extended to be exercisable at any time prior to May 31, 2008.

      In August 2007, the Company issued 1,200,000 warrants to Trilogy Capital Partners Inc. in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to August 14, 2010, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 63,600 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      Effective October 11, 2007 the Company sold 6,475,000 units at a price of $0.10 per unit for aggregate gross proceeds of $647,500 to a group of private investors. Substantially all of these investors are residents of Canada. The remaining investors are residents of the United States. Each unit consisted of
(i) one Common Share and (ii) one Common Share purchase warrant. Each warrant is exercisable, at any time on or prior to April 11, 2009, to acquire one Common Share at an exercise price of $0.10 per Common Share.

      In October 2007, the Company issued 90,000 warrants to Christine Petraglia in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 2,835 warrants to David Rich in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 38,475 warrants to Jeffrey H. Auerbacker in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 1,215 warrants to Robert Bookbinder in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 38,475 warrants to Scott Shames in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

      In October 2007, the Company issued 9,000 warrants to vFinance Investments Inc. in consideration for Investor Relations services provided to the Company. The warrants are exercisable at any time on or prior to October 1, 2008, to acquire one Common Share at an exercise price of $0.10 per Common Share. The aforesaid warrants were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

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

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of April 11, 2008 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the year ended December 31, 2007 and 2006. Additional information related to the Company is available on SEDAR at www.sedar.com The financial data in this document have been prepared in accordance with Canadian generally accepted accounting principles that conforms, in all material respects, with accounting principles generally accepted in the United States of America except as described in Note 23 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

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

The Company's business strategy is to: (i) focus on the production of its high-quality children's and family films in order to continue building its broadly based library of original programs; (ii) increase its feature film and primetime drama production and distribution through strategic alliances with major international distributors, broadcasters and co-producers and (iii) grow by expanding its library through acquisitions of third party film libraries and the integration of third party productions and production companies.

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

NON-GAAP MEASURE - Earnings (loss) before interest, taxes, depreciation, amortization and write-down ("EBITDA")

EBITDA is a non-GAAP financial measure that management believes to be a meaningful indicator of the Company's performance that provides useful information to investors regarding the Company's financial condition and results of operations. EBITDA is a non-GAAP financial measure commonly used in the entertainment industry and by financial analysts and others who follow the industry to measure operating performance. While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, net income and other measures of financial performance reported in accordance with GAAP. EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate EBITDA in the same manner and the measure as presented may not be comparable to similarly-titled measures presented by other companies. EBITDA is not used by the Company as a performance indicator for the evaluation of management or employee performance and any related remuneration or bonuses.

FISCAL 2007 HIGHLIGHTS

The Company's revenues and EBITDA (a non-GAAP financial measure defined as earnings before interest, taxes, depreciation, amortization and write-down) increased dramatically year over year as a result of the Company's completion and delivery of the first six-episode season of the Company's new primetime mystery series for Chum Television, Across the River to Motor City and more than 20% growth in revenue from the Company's proprietary film library. 2007 proved to be among the Company's strongest ever, a truly landmark year that generated the Company's highest revenues in the last ten years.

      o Revenues for the year ended December 31, 2007 increased by $5,720,618 or approximately 1349% to $6,144,577 as compared to $423,959 for the same period in 2006. $5,612,427 of these revenues was derived from the delivery of the first season of the Company's new series Across the River to Motor City. $522,302 in revenues for 2007 were generated from the Company's library of films and television programs.

      o EBITDA, increased by $5,536,642 to $5,056,602 in 2007, as compared to ($480,040) in 2006.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

Revenues

The Company's Revenues in 2007 increased by $5,720,618 or approximately 1349% to $6,144,577 as compared to $423,959 for the same period in 2006.

The majority of the Company's revenues in 2007, or $5,612,427, was derived from the delivery of the six-episode first season of its new series for CITY-TV, entitled Across the River to Motor City.

$522,302 in revenues for 2007 were generated from the Company's library of films and television programs with the balance from an interactive web application related to Across the River to Motor City. The Company's library revenues were derived from DVD and ancillary product sales from the Company's in-house distribution activities in North America of $317,996 and $204,306 from the sale of broadcast licenses, of which $200,861 was derived from foreign territories with sales by the Carrere Group of France. Revenues of $522,302 from the Company's film library in 2007 increased by over 23% as compared with $423,959 for 2006. This revenue growth primarily reflects new sales generated from the Company's newly established foreign distribution agreement for the Company's library of films with the Company's Carrere Group. Revenues from sales in North America in 2007 increased by approximately 4% or $14,325, reflecting positive growth in the United States. North American sales would have increased by 10% year over year if the U.S. dollar exchange rate, which decreased in average value against the Canadian dollar by over $0.11 through 2007, had not changed dramatically.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                  2007       %                2006        %
                               ---------                    -------
                                   $                           $
Revenue
 Canada                        5,661,044   92.1              28,432      6.7
 United States                   260,661    4.2             273,901     64.6
 France                           71,000    1.2              68,723     16.2
 Europe - Other                  130,214    2.1              37,539      8.9
 Other foreign                    21,658    0.4              15,364      3.6
                               ---------                    -------
                               6,144,577                    423,959
                               =========                    =======

Loss per Share

Loss for 2007 decreased by $2,001,043 to $547,510 or ($0.01) per share as compared to a Loss of $2,548,553 or ($0.07) per share for 2006.

EBITDA

EBITDA, a non-GAAP financial measure defined as earnings before interest, taxes, depreciation, amortization and write-down, increased by $5,536,642 to $5,056,602 in 2007, as compared to ($480,040) in 2006.

                                                       2007             2006
Net Loss                                           $ (547,510)     $(2,548,553)
Amortization & write-down of film
   television programs and recordings               5,589,184        2,010,385
Amortization of property & Equipment                    5,060            6,572
Interest expense                                       34,442           51,556
                                                   ----------     ------------
EBITDA                                             $5,056,602      $  (480,040)
                                                   ----------     ------------

Shareholders' Equity

Shareholders' equity increased year over year by $426,939 to $3,211,526 as at December 31, 2007 as compared to $2,784,587 as at December 31, 2006.

SUMMARY OF QUARTERLY RESULTS:

                                         Restated      Restated     Restated    Restated      Restated       Restated     Restated
                            Dec. 31,     Sept.  30,    June 30,     Mar. 31,    Dec. 31,      Sept. 30,      June 30,     Mar. 31,
                             2007           2007         2007         2007        2006           2006          2006          2006
                          ----------     ---------    ---------    ---------   ----------     ---------      --------      --------
Revenues                     147,941     2,032,153    1,935,408    2,029,075       60,430        84,255       115,414      163,860

Operating Expenses           336,529       363,626      285,586      102,234      205,268       280,670       185,684      232,377

Earnings (loss)           (1,667,166)      303,978      267,214      523,900   (2,019,389)     (224,648)     (153,939)    (150,577)
before income taxes

Net earnings (loss)       (1,667,166)      303,978      267,214      523,900   (2,019,389)     (224,648)     (153,939)    (150,577)

Basic  earnings                (0.04)         0.01         0.01         0.01        (0.06)        (0.01)        (0.00)       (0.00)
(loss) per common share

Operating expenses

The Company's operating expenses for the year ended December 31, 2007 increased by $183,976 or approximately 20% to $1,087,975 as compared to $903,999 in 2006.

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

Investment in Film and Television Programs and Recordings

The Company determines amortization of its investment in film and television programs and recordings based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program by program basis (the "individual film forecast method").

Revenue and film carrying costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value.

Amortization and write-down expensed in 2007 for the Company's Investment in Film, Television Programs and Recordings were $3,989,087 (2006 - $251,643) and $1,600,097 (2006 - $1,758,742) respectively, totaling $5,589,184 (2006 -
$2,010,385).

Amortization and write-down of the Company's completed television programs and recordings totaled $619,973 (2006 - $826,983) including a write down of $500,332 (2006 - $575,340). The Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future. In accordance with Statement of Position of the American Institute of Certified Public Accountants (SOP 00-2) all of the Company's carrying value for its completed television programs and recording are required to be expensed by the end of the prescribed ten year amortization period in 2008. At December 31, 2007, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $265,000 (2006 - $930,318) after accumulated amortization and write-downs.

The Company's investment in its motion picture Bailey's Billion$ was estimated at $2,034,919 (2006 - $2,891,078) after accumulated amortization in prior years and a write-down in 2007 of $856,159 (2006 - $300,254).

Amortization expenses for the Company's completed television drama series, Across the River to Motor City, in 2007 was $3,869,114 (2006 - $0). At December 31, 2007, the Company's investment in its completed television drama series was estimated at $1,816,485 (2006 - $0).

Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. The Company wrote off $243,606 of its investment costs in 2007 (2006 - $883,148).

The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $5,355,327 as at December 31, 2007 as compared to $9,444,813 at December 31, 2006, as per the following table:

                                                                                       As at   December 31, 2007
                                                                                       -------------------------
                                                                                                                       Net
                                                                                           Accumulated              Carrying
                                                                          Cost             Amortization               Value
                                                                      -----------          ------------            ----------
Completed television programs and recordings                          $ 6,874,607           $ 6,609,607            $  265,000
Completed Motion picture - Bailey's Billion$                            6,972,580             4,937,661             2,034,919
Completed Television Drama Series                                       5,685,599             3,869,114             1,816,485
Projects in progress                                                    1,238,923                    --             1,238,923
                                                                      -----------           -----------            ----------
                                                                      $20,771,709           $15,416,382            $5,355,327
                                                                      ===========           ===========            ==========

                                                                                       As at December 31, 2006
                                                                                       -----------------------
                                                                                                                       Net
                                                                                           Accumulated              Carrying
                                                                          Cost             Amortization               Value
                                                                      -----------          ------------            ----------
Completed television programs and recordings                          $15,996,453           $15,066,135            $  930,318
Completed Motion picture - Bailey's Billion$                            6,972,580             4,081,502             2,891,078
Projects in progress                                                    5,623,417                    --             5,623,417
                                                                      -----------           -----------            ----------
                                                                      $28,592,450           $19,147,637            $9,444,813
                                                                      ===========           ===========            ==========

At year end 2007 96% of completed television programs and recordings, 71% of completed motion picture costs and 68% of completed television drama series costs have been amortized.

The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects approximately 42% of the remaining completed motion picture costs will be amortized in the next three years and expects 84% will have been amortized by 2012. The Company expects to amortize 79% of the remaining completed television drama series costs in the next three years and expects 84% will have been amortized by 2011. The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007.

Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. During the year the Company capitalized interest in connection with various productions amounting to $272,087 (2006 - $169,863).

Capital stock

At December 31, 2006 the Company had 39,313,699 common shares, 494,550 Series 1 preferred shares and 6,069,166 warrants outstanding.

o     On April 16, 2007 the Company  issued  68,850  common  shares for services rendered valued at $10,328 (based on the fair value of the service provided which approximates the fair value of the consideration given) to the Company's three outside directors pursuant to the director's compensation plan, set at US$1,500 per quarter for each of the outside directors, for the fourth quarter 2006 and the first quarter 2007.

o In April 2007, the Company extended the exercise date of 2,547,500 warrants previously issued with the Company's April 2004 private placement. Each warrant to acquire one common share at an exercise price of $0.30 previously exercisable at any time prior to April 7, 2007 were extended to be exercisable at any time prior to April 7, 2008. The fair value of the modification was $7,931 that was allocated to warrants from contributed surplus.

o In May 2007, the Company extended the exercise date of 1,691,666 warrants previously issued with the Company's 2006 private placement. Each warrant to acquire one common share at an exercise price of $0.30 previously exercisable at any time prior to May 31, 2007 were extended to be exercisable at any time prior to May 31, 2008. The fair value of the modification was $8,325 that was allocated to warrants from contributed surplus.

o As resolved by the Board of Directors, on May 11, 2007 the Company issued a number of employees, officers, directors and consultants to the Company a total of 1,300,000 options to purchase the Company's common shares at a price of $0.15 per share pursuant to its shareholder approved option plan.

o Also on May 11, 2007, the board approved the issuance of 550,000 warrants to an unrelated investor for financial advisory services rendered (based on the fair value of the service provided which approximates the fair value of the consideration given). The warrants are exercisable at any time on or prior to December 31, 2009, to acquire one Common share at an exercise price of $0.25.

o On July 30, 2007, the Company issued a consultant to the Company a total of 15,000 options to purchase the Company's common shares at a price of $0.15 per share pursuant to its shareholder approved option plan.

o On August 14, 2007, the Company issued consultants to the Company a total of 1,200,000 warrants at $0.10 pursuant to agreement.

o On October 1, 2007, the Company issued consultants to the Company a total of 180,000 warrants at $0.10 pursuant to agreements.

o On October 11, 2007, the Company completed a private placement of 6,475,000 units, each consisting of one common share and one purchase warrant of $0.10 per unit. Each warrant is exercisable, at any time on or prior to April 10, 2009, to acquire one common share at an exercise price of $0.10 per share. Net proceeds totalled $592,400 and $365,124 was proportionately allocated based on relative fair value to Capital Stock and the $227,276 was allocated to warrants.

o On October 11, 2007 the Company issued 63,600 common shares for services rendered, valued at $9,540 (based on the fair value of the service provided which approximates the fair value of the consideration given).

At December 31, 2007 the Company had 45,921,149 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

Related Party Transactions

During the year ended December 31, 2007, $407,283 (2006 - $299,280) of fees were paid or accrued to corporations controlled by the two directors and officers of the Company for writing, directing and producing services on the Company's film and television productions. Included in accounts payable and accrued liabilities at December 31, 2007 was $137,500 (2006 - $73,750). These transactions occur during the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

Variable Interest Entities

A Variable Interest Entity ("VIE") is an entity that either does not have sufficient equity at risk to finance its activities without subordinated financial support or wherein the equity investors lack the characteristic of a controlling financial interest. Pursuant to CICA AcG-15 and FIN 46, VIEs are consolidated by a company if that company is deemed the primary beneficiary of the VIE. Accordingly, the Company has consolidated the VIE's in the December 31, 2007 financial statements as discussed herein.

During 2004 the Company entered into a services agreement with Devine Entertainment Limited Partnership ("the Partnership"). On December 22, 2004 the Company issued 380,450 Common Shares and 494,550 Series 1 preferred shares of the Company. The Company recorded the common shares as equity and classified the preferred shares as a liability.

In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFL LP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library. In 2007, the Company received proceeds net of costs of $131,316 (2006 - $249,098) recorded as contributed surplus and subscriptions receivable (net) $39,226 of $153,555 (2006 - $307,393).

Restatement

The Company is restating its previously reported consolidated financial statements for the fiscal year ended December 31, 2006. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations cash flows amounts is as follows:

Summary of Restatement Adjustments

(a) In prior years, the Company issued convertible debentures. The fair value of the conversion feature was recorded as part of contributed surplus. The Company did not record the accretion of interest during the term of these convertible debentures. As a result the convertible debentures and the deficit balance were understated by $181,510. These convertible debentures were not renewed upon maturity in prior years. Accordingly these debentures have been recorded as loans payable.

      The Company has corrected this error retroactively. As a result the loans payable (previously recorded as convertible debentures) and deficit balance at January 1, 2006 has increased been by $181,510.

(b) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest expense should have been capitalized.

      The Company has restated the loan interest paid in 2006 from interest expense and capitalized it to Investment in film, television programs and recordings. The restatement amounts to $30,312. As a result investment in film, television programs and recordings increased by $30,312 and deficit decreased by $30,312 for 2006.

(c) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options for the year ended December 31, 2006. As a result, capital stock has been decreased by $62,943 and warrants have been increased by $62,943. In addition, contributed surplus, operating & general expenses, loss and comprehensive loss and deficit for the year ended December 31, 2006 have been increased by $19,710.

      Stock  based   compensation  of  $26,784  was  reclassified  to  operating expenses.

      The Company had previously included warrants as a component of contributed surplus. The Company has determined that the correct presentation would be to disclose warrants separately. As a result contributed surplus was reduced by

      $199,046 and warrants were increased by $199,046. In addition, the fair value of warrants $36,957 which expired in 2006 was reallocated to contributed surplus.

      The Company reissued 2,547,500 warrants which had expired on April 7, 2006. The warrants were extended for an additional year and the fair value of $110,512 was allocated to warrants from contributed surplus.

(d) The Company had previously recorded subscriptions receivables on the balance sheet as a current and long term asset. Under EIC-132, the Company is required to present subscriptions receivables as a reduction in equity until such time that the receivable is collected. The Company has restated subscription receivables accordingly and the effect of the restatement resulted in a decrease to subscriptions receivables of $132,296, a
      decrease  to  long  term   receivable  of  $175,097  and  a  reduction  to
      contributed surplus of $307,393 at December 31, 2006. In addition, proceeds from financing and subscriptions receivable have been grouped together in the statement of cash flows.

(e) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook Section 3861 and following the guidance under EIC-149, as the preferred shares are redeemable, retractable and have a preferential priority participation in the residual equity of the company. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550 and accordingly dividends amounting to $45,004 (2006- $45,004) would be restated as interest expense.

(f) The company has restated its Investment in film, television programs and recordings to include an accrual for future tax credits associated with its cost of projects in progress. This restatement resulted in an increase in Film tax credits receivable and a reduction in Investment in film, television programs and recordings of $76,000.

(g) Stock based compensation was reclassified as operating expenses and $106,090 was reallocated from stock based compensation to operating expenses. In the following table "restated consolidated statement of operations", the 2006 "as reported" amounts for operating expenses and stock based compensation have been adjusted to reflect a reallocation of $52,846 from operating expenses to stock based compensation.

The  Company  is  restating  its  previously  reported  consolidated   financial
statements for the fiscal year ended December 31, 2006 and presenting its balance sheet as unclassified because its business cycle is more than one year.

The following table summarizes the impact of the restatement adjustment on the previously reported consolidated balance sheet, statement of operations and cash flows for the year ended December 31, 2006.

                      Restated Consolidated Balance Sheet
                               December 31, 2006
                      -----------------------------------

                                       2006       Affecting periods        2006                             2006
                                   As Reported      prior to 2006      Restatement        Ref           As Restated
                                   -----------      -------------      -----------        ---           -----------

Subscriptions
  receivable                      $    132,296                       $  (132,296)         (d)           $       --

Investment in film,
  television programs,
  and recordings                     9,490,501                            30,312          (b)
                                                                         (76,000)         (f)              9,444,813

Film tax credits
  Receivable                         2,051,568                            76,000          (f)
                                                                                                           2,127,568

Long term receivable                   175,097                          (175,097)         (d)                   --

Total assets                      $ 12,934,759                       $  (277,081)                         12,657,678

Convertible debentures               1,519,290        181,510                             (a)
                                                   (1,700,800)                            (a)                   --
Loans payable                                       1,700,800                             (a)              1,700,800

Preferred shares                                      494,550                             (e)                494,550

Total liabilities                 $  9,476,413        676,060                --                           10,152,473

Capital Stock                       12,330,949                           (62,943)         (c)             12,268,006
Contributed surplus                  1,267,449                          (199,046)         (c)
                                                                          19,710          (c)
                                                                        (307,393)         (d)
                                                                        (110,512)         (c)
                                                                          36,957          (c)                707,165
Warrants                                              199,046                             (c)
                                                                          62,943          (c)
                                                                         110,512          (c)
                                                                         (36,957)         (c)                335,544
Preferred Shares                       494,550       (494,550)                            (e)                   --
Deficit                            (10,634,602)                           30,312          (b)
                                                     (181,510)                            (a)
                                                                         (19,710)         (c)
                                                                                                         (10,805,510)
Shareholders' equity                 3,458,346       (676,060)          (277,081)                          2,505,205

Total liabilities and
  Shareholders'
    Equity                        $ 12,934,759       $-                ($277,081)                       $ 12,657,678

                  Restated Consolidated Statement of Operations
                      For the Year ended December 31, 2006
                  ---------------------------------------------

                                                    2006              2006                        2006
                                                As Reported        Restatement        Ref      As Restated
                                                -----------        -----------        ---      -----------

Revenues                                       $   423,959               --                      $ 423,959

Operating expenses                                 857,505
                                                                       26,784         (c)
                                                                       19,710         (c)          903,999

Stock based compensation                            26,784            (26,784)        (c)             --

Interest (recovery)                                 36,865            (30,312)        (b)
                                                                       45,004         (e)           51,557

Amortization and
  write downs                                    2,016,957                                       2,016,957
                                                 ---------                                       ---------
Expenses                                         2,938,110             34,402                    2,972,512
                                                 ---------                                       ---------
Loss
   Comprehensive
     income (loss)                             $(2,514,151)       $   (34,402)                 $(2,548,553)
                                               ===========        -----------                  ===========

Earnings (loss) per
  Common share
Basic                                              ($ 0.07)              --                        ($ 0.07)
                                               ===========        ===========                  ===========
Diluted                                            ($ 0.07)              --                        ($ 0.07)
                                               ===========        ===========                  ===========

                  Restated Consolidated Statement of Cash Flows
                      For the Year ended December 31, 2006
                  ---------------------------------------------

                                                    2006              2006                        2006
                                                As Reported        Restatement        Ref      As Restated
                                                -----------        -----------        ---      -----------

OPERATING ACTIVITIES
Loss for the year                              $(2,514,151)         (19,710)          (c)
                                                                     30,312           (b)
                                                                    (45,004)          (e)       (2,548,553)
Stock-based compensation                            86,380           19,710           (c)          106,090
Amortization - film, television
              programs and recordings              251,643                                         251,643
             - property and equipment                6,572                                           6,572

Write-down of investment in film,
    television programs and recordings           1,758,742                                       1,758,742
Change in non-cash operating
    assets and liabilities                       2,566,481
                                                                    (76,000)          (f)        2,490,481
                                                                                                 ---------
Cash flows provided by
    operating activities                         2,155,667          (90,692)                     2,064,975
                                                                                               -----------

                  Restated Consolidated Statement of Cash Flows
                      For the Year ended December 31, 2006
                  ---------------------------------------------

                                                          2006         2006                              2006
                                                     As Reported     Restatement        Ref          As Restated
                                                     -----------     -----------        ---          -----------

FINANCING ACTIVITIES
    Increase (decrease) in film
         production loans                             2,121,527         (30,312)        (b)          2,091,215
    Long term receivable                               (175,097)        175,097         (d)               --
    Subscription receivable                            (132,296)        132,296         (d)               --
    Issuance of shares on exercise of options             2,500                                          2,500
    Net change in proceeds from financing and              --          (307,393)        (d)
    subscription receivable                                --           249,098         (d)            (58,295)
    Preferred share dividends paid                      (45,004)         45,004         (e)               --
    Shares issued on private placement                  507,500         (62,943)        (c)            444,557
    Contributed surplus                                 249,098        (249,098)        (d)               --
    Warrants                                               --            62,943         (c)             62,943
                                                                                                        ------

    Cash flows provided by
          financing activities                        2,528,228                                      2,542,920
                                                      ---------                                      ---------

INVESTING ACTIVITIES
  Investment in film, television
             programs and recordings                 (4,652,779)         76,000         (f)         (4,576,779)
  Purchase of property and equipment                     (3,105)                                        (3,105)
                                                         ------                                         ------
  Cash flows used in investing activities            (4,655,884)                                    (4,579,884)
                                                     ----------                                     ----------

CHANGE IN CASH AND
   CASH EQUIVALENTS                                      28,011                                         28,011

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                    239,990                                        239,990
                                                        -------                                        -------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                     $   268,001                                    $   268,001
                                                    -----------                                    -----------

Loans Payable

Loans payable (see Note 2 to the Company's consolidated financial statements) outlined below reflects the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term, accordingly the Company has re-stated the outstanding amount of $1,700,800 (2006 - $1,700,800) as a current loan as at December 31, 2007. The creditors have a general security assignment on the assets of the Company. Accrued interest as at December 31, 2007 was $846,505 (2006 - $668,298) and included in Accounts payable and Accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans and included the amount on the balance sheet with prepaid expenses and sundry assets.

The Company is working towards settling the outstanding current loan and no action has been taken by the debt holders and none is expected. Management is in constant communication with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the Company will be able to settle the debt in the normal course of operations.

Liquidity and Capital Resources

The Company's cash on hand as at December 31, 2007 was $245,872 as compared to $268,001 as at December 31, 2006, an decrease in cash position of $22,129.

A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to the parent company. As at December 31, 2007 the production loan totalled $1,840,604 (December 31, 2006 - $2,121,527). Interest due and paid on the above demand loan totalled $132,907 in the year ended December 31, 2007 (2006 - $30,312).

The Company completed a private placement of 6,475,000 units. Each unit of the private placement consists of one common share and one purchase warrant with a purchase price of $0.10 per unit. Each warrant is exercisable at anytime on or prior to April 11, 2009, to acquire one common share at an exercise price of $0.10. Proceeds from the private placement, net of $55,100 of share issuance costs, totalled $592,400. $365,124 of the proceeds was proportionately allocated based on relative fair value to Capital Stock and the $227,276 was allocated to warrants. The proceeds are earmarked for investment in the development of the Company's marketing and distribution activities and general working capital.

The Company expects to maintain renewed growth from operations and expects that proceeds from sales of Across the River to Motor City and its film library will generate additional revenues and positive cash flow through 2008 and beyond.

The Company's working capital deficiency, although reduced, remains significant but is mitigated by the fact that the Company is working towards settling its $1,700,800 of outstanding current loans payable related to the matured 1995 and 2000 convertible debentures. Management is in constant communications with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the Company will be able to settle the debt in the normal course of operations.

Nonetheless, the Company remains unable to service this loan and the Company will require additional working capital from its production activities or corporate financing in 2008. The Company continues to seek additional funding.

OUTLOOK

The Company is optimistic about the successful commercial exploitation of its new one hour primetime mystery Across the River to Motor City and growing its library of motion pictures and television programs and recordings. With total cumulative revenues surpassing $6,000,000 coming from the first season of Across the River to Motor City and increased revenues from the Company's film library, 2007 was among the Company's strongest ever. If new episodes of Across the River to Motor City are ordered and additional project financing can be obtained to expand the Company's core library the Company will be on track to consolidate its gains and continue to grow into the future.

The Company is actively pursuing new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth through 2008 and into the future.

CONTROLS AND PROCEDURES

Management's Responsibility For Financial Reporting

The Company's consolidated financial statements are the responsibility of management and have been approved by the board of directors.

The consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. These statements include some amounts that are based on estimates and judgment. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects.

The Company's policy is to maintain systems of internal accounting and administrative controls of high quality, consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is relevant, accurate and reliable and that the Company's assets are appropriately accounted for and adequately safeguarded.

The board of directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and is ultimately responsible for approving the financial statements. The board carries out this responsibility principally through its Audit Committee.

The Audit Committee is appointed by the board and is comprised two of outside directors and the Chief Financial Officer. The committee meets periodically with management and the external auditors to discuss internal controls over the financial reporting process, auditing matters and financial reporting issues to satisfy itself that each party is properly discharging its responsibilities. The Audit committee reviews the Company's annual consolidated financial statements, the report of the independent registered chartered accountants, the comments by independent registered chartered accountants on Canada-United States of America reporting difference and other information in the Annual Report. The committee reports findings to the board for consideration by the board when it approves the financial statements for issuance to the shareholders.

On behalf of the shareholders, the financial statements have been audited by Deloitte and Touche LLP, the external auditors, in accordance with Canadian generally accepted auditing standards. Deloitte and Touche LLP has full and free access to the Audit Committee.

Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have evaluated these controls and procedures as of a date within 90 days of filing of this report.

Internal controls include those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures are made only in accordance with authorization of management and the board of directors, and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As a result of a thorough review of the Company's prior financial disclosures, the Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the December 31, 2007 and 2006 consolidated financial statements. The Company has concluded that there are material weaknesses in the internal control over financial reporting as of December 31, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions.

Plan for Remediation of Material Weaknesses

The Company is undertaking efforts to improve its internal control over financial reporting and to remediate the material weaknesses identified above. The Company intends to design, implement and maintain an effective control environment over financial reporting. The Company has taken or will take the following actions:


The Company is committed to enhance its internal controls. When complex or unusual transactions surface, management is committed to actively seek a solution in-house and then consulting third party consultants for the resolution.

In addition, the Company is committed to update its Canadian and United States generally accepted accounting principles knowledge and establish a number of control procedures designed to strengthen its capabilities to both identify and address any potential errors before they are reported in the future.

With the implementation of these corrective actions, the Company believes that the above noted material weaknesses will, over time, address the material weaknesses that were identified in its internal control over financial reporting as of December 31, 2007. However, the effectiveness of these procedures remains to be tested in 2008 and several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated. The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make modifications from time to time as considered necessary or desirable.

Changes In Internal Control Over Financial Reporting

The Certifying Officers have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions, other than the action noted above, with regard to significant deficiencies and material weaknesses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are, in management's view, important to the portrayal of our financial condition and results of operations and require management's judgment. The Company's discussion and analysis of its financial statements, which have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") describes and reconciles the significant measurement differences between Canada and United States generally accepted accounting principles (US GAAP") effecting the accompanying consolidated financial statements.

The preparation of these statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company bases its estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Our critical accounting policies include:

Revenue Recognition

Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of Statement of Position of the American Institute of Certified Public Accountants ("SOP 00-2"). Revenue from the sale of film and television programming rights and licence arrangements is recognized only when persuasive evidence of a sale or arrangement with a customer exists, the film is complete and the contractual delivery arrangements have been satisfied, the licence period has commenced, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured.

Revenue from royalties is recognized when reported and received or when collection is reasonably assured.

Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and collection is reasonably assured.

Revenue from the sale of home videos and DVD's are recognized at the time of shipment and collection is reasonable assured.

Amounts received in advance are recorded as deferred revenue until the revenue recognition criteria are met.

Investment in Film, Television Programs and Recordings

In accordance with SOP 00-2, investment in film, television programs and recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

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

Amortization is determined based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program by program basis (the "individual film forecast method"). Revenue and film carrying costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods.

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

Government and Other Assistance

The Company has access to various government programs, including refundable film and television tax credits that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable tax credits are recorded as a reduction of the cost of related films. Tax credits are recognized when there is reasonable assurance that the amount claimed will be received.

Stock-Based Compensation

The Company accounts for all stock-based payments using the fair value based method. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and vesting immediately. The Company recognizes compensation expense for the stock-based compensation plan when stock or stock options are issued. Any consideration received from employees on exercise of stock options or purchase of stock is credited to share capital and the fair value of stock options is transferred from contributed surplus to share capital.

For stock based compensation issued to non employees, the Corporation recognizes an expense based on the fair value of the equity instrument issued.

Future Income Taxes

The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability is settled. When the realization of a future tax asset is determined to not be more likely than not realized, a valuation allowance is provided

Use of Estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles and United States Generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of ultimate revenue related to future revenues from film distribution, amortization of Investment in film, television programs and recordings, valuation of stock compensation, inventory, recoverability of tax credits and estimation of future income tax assets, valuation allowances and other project related accruals. Actual results could differ from these estimates.

These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Impairment of Long-Lived Assets

Long-Lived Assets, Including property and equipment, Investments in Films, Television programs and recordings are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the assets is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss, if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash from the asset.

Deferred Revenue

Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

Adoption of New Accounting Policies

i) Effective January 1, 2007, the Corporation adopted the recommendations of the CICA Handbook Sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement; Section 3861,
      Financial  Instruments -  Measurement,  Disclosure and  Presentation;  and
      Section 3865, Hedges. As required by the standards, the change in policies have been applied retrospectively with no restatement to prior periods.

      a. Comprehensive Income: Section 1530 establishes standards for reporting and display of comprehensive income. Unrealized gains or losses on available-for-sale investments, and the effective portion of gains or losses on derivatives designated as cash flow hedges and hedges of the net investment in self-sustaining foreign operations are included in other comprehensive income ("OCI" and accumulated other comprehensive income ("AOCI") is included as a separate component of equity. The Corporation had no such OCI or loss transactions for the year ended December 31, 2007 and there were no opening or closing balances for AOCI.

      b. Financial Instruments: Under the new standards, all financial instruments are classified into one of the following five categories: held-for-trading (assets and liabilities), available-for-sale financial assets, loans and receivables, held-to-maturity financial assets, and other financial liabilities. Transaction costs are included in the initial carrying amount of financial instruments except for held-for-trading items in which case they are expensed as incurred. All financial instruments are initially measured at fair value. Measurement in subsequent periods depends on the classification of the financial instrument.

Under the standards:

Held-for-trading (assets or liabilities)

This category is comprised of certain investments in equity and debt instruments, stand-alone derivatives, other than those designated as hedging items, and embedded derivatives requiring separation. They are carried in the balance sheet at fair value with changes in fair value recognized in the statement of operations.

Loans and receivables

These assets are non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date or dates, or on demand. They arise principally through the provision of goods and services to customers (accounts receivable), but also incorporate other types of contractual monetary assets. They are initially recognized at fair value and subsequently carried at amortized cost, using the effective interest rate method, less any provision for impairment.

Available-for-sale investments

Non-derivative financial assets not included in the above categories are classified as available-for-sale and comprises certain investments in equity instruments, including a company's investments in private companies. When they have a quoted market price in an active market, they are carried at fair value with changes in fair value recognized as a separate component of other comprehensive income. When they do not have a quoted market price in an active market, they are carried at cost. Where a decline in the fair value is determined to be other than temporary, the amount of the loss is removed from other comprehensive income and recognized in the statement of operations.

Other financial liabilities

Other financial liabilities includes all financial liabilities other than those classified as held-for-trading and comprises trade payables, other short-term monetary liabilities, and the debt element of convertible debt. These liabilities are initially recognized at fair value and subsequently carried at amortized cost using the effective interest rate method.

The adoption of these standards had no impact on the opening retained earnings and therefore did not result in a transitional adjustment as of January 1, 2007.

      The Corporation's financial assets and liabilities are recorded and measured as follows:

      Asset/Liability                Category                  Measurement
      Accounts receivable            Loans and receivables     Amortized cost
      Subscription receivable        Loans and receivables     Amortized cost
      Accounts payable and accrued   Other liabilities         Amortized cost
      liabilities
      Accrued Liabilities            Other liabilities         Amortized cost
      Loans payable                  Other liabilities         Amortized cost

      No derivative financial instruments existed for the periods presented. Based on the preceding information, the application of these new standards had a limited impact on the financial statements of the Company. Other balance sheet accounts, such as prepaid expenses, property and equipment, intangible assets, deferred costs, and deferred revenue are not within the scope of the new accounting standards as they are not financial instruments.

ii) On January 1, 2007, the Company adopted Section 1506, "Accounting Changes", from the CICA Handbook. This Section establishes criteria to satisfy the accounting treatment to adopt and disclosure requirements for accounting changes made, revision of accounting estimates and corrections of errors. The adoption of these new standards had no material impact on the financial statements of the Company.

Recent Accounting Pronouncements

i) In 2006 the CICA issued Handbook Section 3862, Financial Instruments - Disclosures, and Handbook Section 3863, Financial Instruments - Presentation. These standards enhance existing disclosure requirements and place greater emphasis on disclosures related to recognized and unrecognized financial instruments and how those risks are managed.
      Section 3863 carries forward the same presentation standards as Section 3861. These new standards are effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2007 on a prospective basis. Disclosures required by these standards will be included in the Company's interim and annual consolidated financial statements commencing January 1, 2008.

ii) In 2006, the CICA issued Handbook Section 1535, Capital Disclosures ("CICA 1535"). CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity's objectives, policies and processes for managing capital, including disclosures of any externally imposed capital requirements and the consequences for non-compliance. Disclosures required by the new standard will be included in the Company's interim and annual consolidated financial statements commencing January 1, 2008.

iii) In August of 2006, the CICA issued Handbook Section 3031 ("CICA 3031"). "Inventories", which must be applied for fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase on the value of inventories. The Company is evaluating the potential impact of the adoption of this standard.

iv) In 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets ("CICA 3064"). CICA 3064, which replaces Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets, including internally generated intangible assets, are equivalent to the corresponding provisions for IFRS IAS 38, Intangible Assets. The new standard is effective for the Company's interim and annual consolidated financial statements commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

iv)   International Financial Reporting Standards

      In May 2007, the CICA published an updated version of its "Implementation Plan for Incorporating International Financial Reporting Standards ("IFRS") into Canadian GAAP". This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting principles with IFRS. The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after January 1, 2011.

CANADIAN GAAP AND US GAAP RECONCILIATION

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and US GAAP are disclosed below.

      a) Under US GAAP, FIN 48 requires the Company to evaluate whether a tax position taken by the Company will "more likely than not" be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the Company is to recognize in its financial statements. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

      b) In accordance with US GAAP, the preferred shares are classified outside of permanent equity as they are redeemable at the option of the holders. These preferred shares are classified as liabilities under Canadian GAAP. This results in a US GAAP reconciling item to reflect the different classification.

      c) As noted in b) above, the preferred shares are classified as mezzanine equity under US GAAP, the dividends on the preferred shares would therefore be recorded as a reduction to deficit under shareholders' equity.

Consolidated statements of operations:

The loss as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                    2006
FOR THE YEARS ENDED DECEMBER 31,                      2007        (restated)
                                                  -----------    ------------
Loss in accordance with Canadian GAAP
and US GAAP                                       $  (572,084)   $(2,548,553)

Interest on preferred shares (Note c)                  45,004         45,004
                                                       ------         ------
Loss in accordance with US GAAP                   $  (527,080)   $(2,503,549)
                                                  ===========    ===========
                                    Basic &
Loss per share                      Diluted       $     (0.01)   $     (0.07)

Effects of these adjustments described below on the consolidated Balance Sheet are as follows:

                                                                      2006
AS AT DECEMBER 31,                                   2007          (restated)
                                              ------------------ --------------

ASSETS
----------------
Assets in accordance with Canadian GAAP             $  8,492,237   $ 12,657,678

Assets in accordance with US GAAP                   $  8,492,237   $ 12,657,678
                                              ================== ==============

LIABILITIES
----------------
Liabilities in accordance with Canadian GAAP        $  5,605,928   $ 10,152,473

Preferred shares (Note b)                           $   (494,550)  $   (494,550)
                                                        --------       --------
Liabilities in accordance with US GAAP                 5,111,378      9,657,923

SHAREHOLDERS' EQUITY
--------------------
Equity in accordance with Canadian GAAP             $  2,886,309   $  2,505,205

Preferred Shares (Note b)                                494,550        494,550

Effect of interest on preferred shares on deficit
(Note c )                                                 45,004         45,004

Dividends on preferred shares (Note c)                   (45,004)       (45,004)

                                              ------------------ --------------
Equity in accordance with US GAAP                   $  3,380,859   $  2,999,755
                                              ------------------ --------------

RESTATEMENT OF PREVIOUSLY REPORTED CANADIAN GAAP AND US GAAP RECONCILIATION

The Company has restated its previously reported Canadian GAAP and US GAAP reconciliation.

In prior years, the Company classified the preferred shares as liabilities and, therefore, reported interest on preferred shares.

The Company has determined that the preferred shares should be classified as equity under US GAAP as noted in b) and therefore restated its previously reported Canadian GAAP and US GAAP reconciliation. As noted in c) above the Company reported dividends on the preferred shares instead of interest reported in prior year.

Certain differences between Canadian GAAP and US GAAP reported in prior years are not reflected as they have been adjusted for in the items described in Note 2 and, therefore are no longer differences between Canadian GAAP and US GAAP.

Impact of Newly Issued United States Accounting Standards

i) In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

ii) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality", when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SAB 108.

iii) In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157), SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements. The Company does not expect the adoption of SFAS No. 157 to have a material effect on the Company's financial statements.

iv) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and
      (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect to the Company's financial statements.

v) In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 21 ("No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2007, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

vi) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No.
      133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161 and does not anticipate any material effect on the Company's financial statements.

vii) In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

      The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2009, management believes that SFAS No. 141R will not have a material effect on the financial position, results of operations and cash flows.

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

Risks related to US Regulations

Section 404 of the Sarbanes-Oxley Act 2002 and related regulations presently requires that the Company perform an evaluation of our internal control over financial reporting for years ending after December 15, 2007 and have our auditors attest to such evaluations on an annual basis for years ending after December 15, 2009. There can be no assurance that we will complete the necessary work to comply with all aspects of Section 404 and related regulations in a timely manner.

As a result of a thorough review of the Company's prior financial disclosures by management, the Company has determined that the previously filed financial statements contained errors resulting from the incorrect classification of liabilities and assets and shareholders' equity. This review made apparent the risk that the Company may not have sufficient in-house expertise to be able to comply in a timely manner with the requirements of US accounting changes and disclosure regulations in the future which would be considered a material weakness. Accordingly, management is evaluating the Company's need for additional resources to be applied to engage ingoing advice from experts in US accounting changes and in order to maintain the Company's effective disclosure control and procedures.

The Company may be unable to comply in a timely manner with the requirements of the Sarbanes-Oxley Act relating to the assessment by us of the effectiveness of our internal controls over financial reporting, and our assessment may identify material weaknesses and may result in an attestation with an adverse opinion from our auditors, each of which could adversely affect our reputation and share price.

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of April 11, 2008 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 45,921,149.
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,655,000 outstanding options to purchase 4,655,000 common shares
Warrants: 14,474,166 outstanding to purchase 14,474,166 common shares

ITEM 7.

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007


                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007


                         (expressed in Canadian dollars)

                                    CONTENTS

                                                                           PAGE

Report of Independent Registered Public Accounting Firm                     61

Consolidated Balance Sheets                                                 64

Consolidated Statements of Shareholders' Equity                             65

Consolidated Statements of Operations and Comprehensive Loss                66

Consolidated Statements of Cash Flows                                       67

Notes to Consolidated Financial Statements                            68 - 102

[LOGO]Deliotte                                              Mintz & Partners LLP
                                                            1 Concorde Gate
                                                            Suite 200
                                                            Toronto, ON M3C 4G4
                                                            Canada

                                                            Tel: 416-391-2900
                                                            Fax: 416-391-2748
                                                            www.deloitte.ca

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Devine Entertainment Corporation.

We have audited the accompanying consolidated balance sheet of Devine Entertainment Corporation (the "Company") as at December 31, 2007 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The consolidated financial statements as at December 31, 2006 and for the year then ended (as restated) were audited by Mintz & Partners LLP who expressed an opinion without reservation with a comment on US and Canadian reporting differences on those statements in their report dated March 26, 2007 except for the effect of restatement described in Notes 2 and 23, which is as of April 11, 2008.


/s/ Deloitte & Touch LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
April 11, 2008

[LOGO]Deliotte                                              Mintz & Partners LLP
                                                            1 Concorde Gate
                                                            Suite 200
                                                            Toronto, ON M3C 4G4
                                                            Canada

                                                            Tel: 416-391-2900
                                                            Fax: 416-391-2748
                                                            www.deloitte.ca


Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the Board of Directors and Shareholders, dated April 11, 2008, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the changes are properly accounted for and adequately disclosed in the financial statements.


/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Pubic Accountants
Toronto, Canada
April 11, 2008

[LOGO]Mintz & Partners
                                                     200 - 1 Concorde Gate
                                                     North York, ON MBC 4G4

                                                     T: 416-391-2900
                                                     F: 416-644-4303
                                                     www.mintzca.com

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Devine Entertainment Corporation.

We have audited the accompanying consolidated balance sheet of Devine Entertainment Corporation (the "Company") as at December 31, 2006 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Devine Entertainment Corporation as at December 31, 2006, and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

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


                                    /s/ Mintz & Partner LLP

Toronto, Ontario                    Independent Registered Chartered Accountants
March 26, 2007 except for           Licensed Public Accountants
the effect of restatement
described in Notes 2 and 23,
which is as of April 11, 2008

                        DEVINE ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2007
                         (expressed in Canadian dollars)

                                     ASSETS

                                                      2007              2006
                                                                       Restated
                                                                       (Note 2)
                                                  ------------     ------------
Cash and cash equivalents                         $    245,872     $    268,001
Accounts receivable                                  1,028,705           23,170
Film tax credits receivable (Note 4)                 1,112,207        2,127,568
Inventory                                               54,871           88,236
Prepaid and sundry assets                              185,360          190,935
Advances receivable (Note 5 & 20)                      494,550          494,550
Investment in film, television
  programs and recordings (Note 7)                   5,355,327        9,444,813
Property and equipment (Note 8)                         15,345           20,405
                                                  ------------     ------------
                                                  $  8,492,237     $(12,657,678)
                                                  ============     ============

                                  LIABILITIES
Accounts payable and accrued liabilities          $  1,569,974     $  1,492,953
Film production loan (Note 9)                        1,840,604        2,121,527
Loans payable (Note 10)                              1,700,800        1,700,800
Deferred revenue (Note 3 (n))                             --          4,342,643
Preferred shares (Note 11)                             494,550          494,550
                                                  ------------     ------------
                                                     5,605,928       10,152,473
                                                  ------------     ------------

                              SHAREHOLDERS' EQUITY
Capital stock (Note 16)                             12,652,998       12,268,006
Contributed surplus (Note 18)                          902,449          707,165
Warrants (Note 16(d)                                   708,456          335,544
Deficit                                            (11,377,594)     (10,805,510)
                                                  ------------     ------------

                                                     2,886,309        2,505,205
                                                  ------------     ------------

                                                  $  8,492,237     $ 12,657,678
                                                  ============     ============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

    /s/ David Devine                          /s/ Richard Mozer
--------------------------               --------------------------
        [signed]           Director               [signed]          Director
       David Devine                            Richard Mozer

                        DEVINE ENTERTAINMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
                        (expressed in Canadian dollars)

                                                                                                   Stock    Contributed
                                    Common Shares        Preferred Shares        Warrants         Options    Surplus      Deficit
                                    -------------        ----------------      -------------      -------    -------      -------
                                    #           $         #         $           #           $        #          $            $
                                                                                                            (Note 18)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, as previously
reported
January 1, 2006                 35,353,508  11,745,545  494,550   494,550   4,877,450            3,180,000  1,007,376    (8,075,447)
Restatement (Note 2)
reallocate warrants  from
contributed surplus                     --          --       --                    --   199,046         --   (199,046)
Effect of reclassification
of preferred shares (Note 2)                           (494,550) (494,550)
Effect of restated loans
payable (Note 2)                                                                                                           (181,510)
                                ----------------------------------------------------------------------------------------------------
BALANCE, as restated
January 1, 2006                 35,353,508  11,745,545       --        --   4,877,450   199,046  3,180,000    808,330    (8,256,957)
-issuance of stock options
    (Note 16c)                                                                                   1,090,000     31,185
-Modification of warrants
   (Note 2 c)                                                                           110,512              (110,512)
-shares issued on settlement
   for services rendered and
   accounts payable (Note 16
   b, v, vii, viii & 16 c)         551,860      74,904
-issuance of private placement
   (Note 16 b iv) and effect
   of fair value of warrants
   (Note 2)                      3,383,331     444,557                      1,691,666    62,943
-exercise of stock options
   (Note 16 b vi)                   25,000       3,000                                             (25,000)      (500)
-expired warrants (Note 16)                                                  (499,950)  (36,957)               36,957
-proceeds from financings
   (Note 18 & 20)                                                                                             249,098
Subscription receivable
  (Note 6)                                                                                                   (307,393)
Net Loss as restated (Note 2)                                                                                            (2,548,553)
                                ----------------------------------------------------------------------------------------------------
BALANCE, as restated
December 31, 2006               39,313,699  12,268,006       --        --   6,069,166   335,544  4,245,000    707,165   (10,805,510)

-expired options (Note 16 c)                                                                      (905,000)
-settlement for services
   rendered (Note 16 b i)           68,850      10,328
-settlement of accrued
   liabilities
   (Note 16 b iii)                  63,600       9,540
-issuance of private
   placement (Note 16 b
   ii & 16 d)                    6,475,000     365,124                      6,475,000   227,276
-grant of stock options
   (Note 16 c)                                                                                   1,315,000    119,450
-modification of warrants
 (Note 16 d)                                                                             16,256               (16,256)

-grant of warrants (Note 16 d)                                              1,930,000   129,380
- Proceeds from financings
   (Note 18 & 20)                                                                                             131,316
Subscription receivable net                                                                                   (39,226)
   (Note 6)
                                ----------------------------------------------------------------------------------------------------
NET LOSS                                                                                                                   (572,084)
BALANCE,
                                ----------------------------------------------------------------------------------------------------
December 31, 2007               45,921,149  12,652,998       --        --  14,474,166   708,456  4,655,000    902,449   (11,377,594)
                                ----------  ----------       --        --  ----------   -------  ---------    -------   -----------


See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                        FOR THE YEARS ENDED DECEMBER 31,
                        (expressed in Canadian dollars)

                                                       2007             2006
                                                                      Restated
                                                                      (Note 2)
                                                   ------------    ------------
REVENUE                                            $  6,144,577    $    423,959
                                                   ------------    ------------
EXPENSES
  Operating & general                                 1,087,975         903,999
  Amortization & write-down of film, television
    programs and recordings (Note 7)                  5,589,184       2,010,385
  Amortization of property and equipment                  5,060           6,572
  Interest expense - net (Note 12)                       34,442          51,556
                                                   ------------    ------------
                                                      6,716,661       2,972,512
                                                   ------------    ------------
LOSS AND COMPREHENSIVE LOSS                        $   (572,084)   $ (2,548,553)
                                                   ============    ============

LOSS PER SHARE (Note 17)

Basic and Diluted                                  $      (0.01)   $      (0.07)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic and Diluted                                    40,813,586      37,575,373
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                        (expressed in Canadian dollars)

                                                        2007            2006
                                                                      Restated
                                                                      (Note 2)
                                                     -----------    -----------
OPERATING ACTIVITIES
   Loss for the year                                 $  (572,084)   $(2,548,553)
   Stock-based compensation (Note 16 e)                  259,158        106,060
  Amortization - film, television programs
                 and recordings                        3,989,087        251,643
               - property and equipment                    5,060          6,572
   Write-down of investment in film,
     television programs and recordings                1,600,097      1,758,742
   Change in non-cash operating assets
     & liabilities (Note 21)                          (4,147,316)     2,490,481
                                                     -----------    -----------
  Cash flows provided by operating activities          1,134,002      2,064,975
                                                     -----------    -----------

FINANCING ACTIVITIES
   Prepaid and sundry assets                             (60,000)            --
   Increase (decrease) in film production loans         (280,923)     2,091,215
   Issuance of shares on exercise of options                  --          2,500
   Net change in proceeds from financing and
     subscription receivable                              92,090        (58,295)
   Shares issued on private placement                    365,124        444,557

   Warrants                                              227,276         62,943
                                                     -----------    -----------

   Cash flows provided by financing activities           343,567      2,542,920
                                                     -----------    -----------

INVESTING ACTIVITIES
  Investment in film, television programs
    and recordings                                    (1,499,698)    (4,576,779)
  Purchase of property and equipment                          --         (3,105)
                                                     -----------    -----------

 Cash flows used in investing activities              (1,499,698)    (4,579,884)
                                                     -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                      (22,129)        28,011

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             268,001        239,990
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                   245,872    $   268,001
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $   133,229    $    71,519
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

1. NATURE OF BUSINESS AND GOING CONCERN

      Devine   Entertainment   Corporation  ("the  Company")  is  an  integrated
      developer and producer of children's and family programs for worldwide television and film broadcast and home video markets.

      Television and film production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such television and film programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public. Furthermore, the industry has long operating cycles which require cash injections into new projects significantly ahead of the delivery and exploitation of the final production.

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

      While the Company continues to maintain its day-to-day activities and produce and distribute films and television programming, it has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully extinguish loans payable (Note 10), which are currently in default. Management is in constant communication with the loan holders and expects that the Company will be able to settle the loans in the normal course of operations. Nonetheless, the Company remains unable to service this loan and the Company will require additional working capital from its production activities or corporate financing in 2008.

      The Company is pursuing various financing initiatives; however, there is no assurance that the Company will be successful in its financing efforts and in achieving sufficient cash flows from operating activities. If the Company is unsuccessful, the Company may be required to significantly reduce or limit operations. The application of the going concern basis is dependent upon the Company obtaining additional financing to fund its continuing operations and meet its obligations as they come due.

      If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities and the reported net income.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company is restating its previously reported consolidated financial statements for the fiscal year ended December 31, 2006. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations cash and flows amounts is as follows:

Summary of Restatement Adjustments

(a) In prior years, the Company issued convertible debentures. The fair value of the conversion feature was recorded as part of contributed surplus. The Company did not record the accretion of interest during the term of these convertible debentures. As a result the convertible debentures and the deficit balance were understated by $181,510. These convertible debentures were not renewed upon maturity in prior years. Accordingly these debentures have been recorded as loans payable.

      The Company has corrected this error retroactively. As a result the loans payable (previously recorded as convertible debentures) and deficit balance at January 1, 2006 and December 31, 2006 has increased been by $181,510.

(b) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest expense should have been capitalized.

      The Company has restated the loan interest paid in 2006 from interest expense and capitalized it to Investment in film, television programs and recordings. The restatement amounts to $30,312. As a result investment in film, television programs and recordings increased by $30,312 and deficit decreased by $30,312 for 2006.

(c) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options for the year ended December 31, 2006. As a result, capital stock has been decreased by $62,943 and warrants has been increased by $62,943. In addition, contributed surplus, operating & general expenses, loss and comprehensive loss and deficit for the year ended December 31, 2006 have been increased by $19,710.

      Stock  based   compensation  of  $26,784  was  reclassified  to  operating expenses.

      The Company had previously included warrants as a component of contributed surplus. The Company has determined that the correct presentation would be to disclose warrants separately. As a result contributed surplus has been reduced by $199,046 and warrants have been increased by $199,046. In addition, the fair value of warrants $36,957 which expired in 2006 was reallocated to contributed surplus.

      The Company reissued 2,547,500 warrants which had expired on April 7, 2006. The warrants were extended for an additional year and the fair value of $110,512 was allocated to warrants from contributed surplus.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

(d) The Company had previously recorded subscriptions receivables on the balance sheet as a current and long term asset. Under EIC-132, the Company is required to present subscriptions receivables as a reduction in equity until such time that the receivable is collected. The Company has restated subscriptions receivables accordingly and the effect of the restatement resulted in a decrease to Subscriptions receivables of $132,296, a decrease to long term receivable of $175,097 and a reduction to contributed surplus of $307,393 at December 31, 2006.

(e) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable and have a preferential priority participation in the residual equity of the company, accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550 and accordingly dividends amounting to $45,004 would be restated as interest expense.

(f) The company has restated its Investment in film, television programs and recordings to include an accrual for future tax credits associated with its cost of projects in progress. This restatement resulted in an increase in Film tax credits receivable and a reduction in Investment in film, television programs and recordings of $76,000.

The following table summarizes the impact of the restatement adjustment on the previously reported consolidated balance sheet, statement of operations and cash flows for the year ended December 31, 2006.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                     Restated Consolidated Balance Sheet
                                                              December 31, 2006
                                  --------------------------------------------------------------------------
                                      2006      Affecting periods       2006                        2006
                                  As Reported     prior to 2006      Restatement        Ref      As Restated
                                  -----------     -------------      ---------------------------------------
Share subscription
  receivable                        $132,296                         $(132,296)          (d)    $         --

Investment in film,
  television programs,
  and recordings                   9,490,501                            30,312           (b)
                                                                       (76,000)          (f)       9,444,813
Film tax credits
 Receivable                        2,051,568                            76,000           (f)       2,127,568

Long term receivable                 175,097                          (175,097)          (d)              --

Total assets                     $12,934,759                         $(277,081)                   12,657,678

Convertible debentures             1,519,290           181,510                           (a)
                                                    (1,700,800)                          (a)              --
Loans payable                                        1,700,800                           (a)       1,700,800

Preferred shares                                       494,550                           (e)         494,550

Total liabilities                 $9,476,413           676,060              --                    10,152,473

Capital Stock                     12,330,949                           (62,943)          (c)      12,268,006
Contributed surplus                1,267,449          (199,046)                          (c)
                                                                        19,710           (c)
                                                                      (307,393)          (d)
                                                                      (110,512)          (c)
                                                                        36,957           (c)         707,165
Warrants                                               199,046                           (c)
                                                                        62,943           (c)
                                                                       110,512           (c)
                                                                       (36,957)          (c)         335,544
Preferred Shares                     494,550          (494,550)                          (e)              --
Deficit                          (10,634,602)                           30,312           (b)
                                                      (181,510)                          (a)
                                                                       (19,710)          (c)
                                                                                                 (10,805,510)
Shareholders' equity               3,458,346          (676,060)       (277,081)                    2,505,205

Total liabilities and
 Shareholders'
 Equity                          $12,934,759       $        --       ($277,081)                  $12,657,678

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

                                          Restated Consolidated Statement of Operations
                                               For the Year ended December 31, 2006
                                 --------------------------------------------------------------
                                     2006             2006                              2006
                                 As Reported      Restatement         Ref           As Restated
                                 -----------      -----------         ---           -----------
Revenues                            $423,959              --                         423,959

Operating expenses                   857,505
                                                      26,784          (c)
                                                      19,710          (c)            903,999

Stock based compensation              26,784         (26,784)         (c)                 --

Interest (recovery)                   36,865         (30,312)         (b)
                                                      45,004          (e)             51,557
Amortization and
 write downs                       2,016,957                                       2,016,957
                                 -----------                                     -----------
Expenses                           2,938,110          34,402                       2,972,512
                                 -----------        --------                     -----------

Loss
 Comprehensive
 income (loss)                   $(2,514,151)       $(34,402)                    $(2,548,553)
                                 ===========        ========                     ===========

Earnings (loss) per
 Common share
Basic                                 ($0.07)             --                          ($0.07)
                                      ======           =====                          ======
Diluted                               ($0.07)             --                          ($0.07)
                                      ======           =====                          ======

                                                 Restated Consolidated Statement of Cash Flows
                                                      For the Year ended December 31, 2006
                                           --------------------------------------------------------
                                              2006            2006                          2006
                                           As Reported     Restatement        Ref       As Restated
                                           -----------     -----------        ---       -----------
OPERATING ACTIVITIES
 Loss for the year                        $(2,514,151)       (19,710)         (c)
                                                              30,312          (b)
                                                             (45,004)         (e)        (2,548,553)
 Stock-based compensation                      86,380         19,710          (c)           106,090
 Amortization - film, television
                programs and recordings       251,643                                       251,643
              - property and equipment          6,572                                         6,572

Write-down of investment in film,
  television programs and recordings        1,758,742                                     1,758,742
Change in non-cash operating
  assets and liabilities                    2,566,481
                                                             (76,000)         (f)         2,490,481
                                                                                          ---------
Cash flows provided by
  operating activities                      2,155,667        (90,692)                     2,064,975
                                                                                          ---------

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                          Restated Consolidated Statement of Cash Flows
                                                              For the Year ended December 31, 2006
                                                  ---------------------------------------------------------
                                                      2006           2006                          2006
                                                  As Reported     Restatement         Ref       As Restated
                                                  -----------     -----------         ---       -----------
FINANCING ACTIVITIES
   Increase (decrease) in film
       production loans                             2,121,527       $(30,312)         (b)          2,091,215
   Long term receivable                              (175,097)       175,097          (d)                 --
   Subscription receivable                           (132,296)       132,296          (d)                 --
   Issuance of shares on exercise of options            2,500                                          2,500
   Net change in proceeds from financing and               --       (307,393)         (d)
   subscription receivable                                 --        249,098          (d)            (58,295)
   Preferred share dividends paid                     (45,004)        45,004          (e)                 --
   Shares issued on private placement                 507,500        (62,943)         (c)            444,557
   Contributed surplus                                249,098       (249,098)         (d)                 --
   Warrants                                                --         62,943          (c)             62,943
                                                                                                   ---------

   Cash flows provided by
       financing activities                         2,528,228                                      2,542,920
                                                    ---------                                      ---------

INVESTING ACTIVITIES
   Investment in film, television
       programs and recordings                     (4,652,779)        76,000          (f)         (4,576,779)
   Purchase of property and equipment                  (3,105)                                        (3,105)
                                                    ---------                                      ---------
   Cash flows used in investing activities         (4,655,884)                                    (4,579,884)
                                                    ---------                                      ---------
CHANGE IN CASH AND
   CASH EQUIVALENTS                                    28,011                                         28,011

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                  239,990                                        239,990
                                                    ---------                                      ---------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                       $268,001                                       $268,001
                                                    ---------                                      ---------

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP").
      Note 23 describes and reconciles the significant measurement differences between Canadian generally accepted accounting principles (Canadian GAAP) and accounting principles generally accepted in the United States ("US GAAP") affecting the accompanying consolidated financial statements. A summary of significant accounting principles is set below:

      (a)   Revenue Recognition

            Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of Statement of Position of the American Institute of Certified Public Accountants ("SOP 00-2"). Revenue from the sale of film and television programming rights and licence arrangements is recognized only when persuasive evidence of a sale or arrangement with a customer exists, the film is complete and the contractual delivery arrangements have been satisfied, the licence period has commenced, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

            Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured.

            Revenue from royalties is recognized when reported by the Licensee and collection is reasonably assured.

            Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and there is reasonable assurance of the collectability of proceeds.

            Revenue from the sale of home videos and DVD's are recognized at the time of shipment and collection is reasonably assured.

            Amounts received in advance are recorded as deferred revenue until the revenue recognition criteria are met.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (b)   Basis of Consolidation

            These consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries Across the River Productions and Across the River II Productions, and Variable Interest Entities ("VIE"). All inter-company transactions have been eliminated.

            The Company adheres to the Canadian Institute of Chartered accountants' (CICA) Accounting Guideline 15 (AcG-15), "Consolidation of Variable Interest Entities" ("VIE"). AcG-15 is substantially similar to the Financial Accounting Standards Board interpretation No.46R ("FIN 46R") "Consolidation of Variable Interest Entities". AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through a controlling voting interest. AcG-15 requires a VIE to be consolidated by the Company if that company is the primary beneficiary of that entity.

            Accordingly, the Company has included the results of operations of certain limited partnerships (Note 20) in its consolidated operations for the years ended December 31, 2007 and December 31, 2006.

      (c)   Inventory

            The Company's inventory consists of finished goods and is stated at the lower of cost and net realizable value. Finished goods are comprised mainly of DVD's, videos teachers guides of previously
            released   productions  for  resale  through  various   distribution
            channels.

      (d)   Investment in Film, Television Programs and Recordings

            In accordance with SOP 00-2, Investment in film, television programs and recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (d)   Investment in Film, Television Programs and Recordings (continued)

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

            Amortization is determined based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program by program basis (the "individual film forecast method"). Revenue and film carrying costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods.

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

      (e)   Cash and Cash Equivalents

            Cash and cash equivalents include cash and all investments purchased with an original maturity of three months or less at the date of purchase. Cash and Cash equivalents are held in three major financial institutions located in Canada.

      (f)   Property and Equipment

            Property and equipment are recorded at cost less accumulated amortization. Amortization is being provided for on the declining balance basis at the following annual rates.

                            Computer and editing equipment              - 30%
                            Furniture and fixtures                      - 20%

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (g)   Foreign Currency Translation

            Monetary assets and liabilities denominated in currencies other than Canadian dollars are translated at year-end exchange rates. Revenue, expenses and film production costs are translated at the exchange rates in effect at the times of the transactions. The gains or losses resulting from these translations are reflected in the consolidated statements of operations.

      (h)   Government and Other Assistance

            The Company has access to various government programs, including refundable film and television tax credits that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable tax credits are recorded as a reduction of the cost of related films. Tax credits are recognized when there is reasonable assurance that the amount claimed will be received.

      (i)   Stock-Based Compensation

            The Company accounts for all stock-based payments using the fair value based method. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant, and vesting immediately. The Company recognizes compensation expense for the stock-based compensation plan when stock or stock options are issued. Any consideration received from employees on exercise of stock options or purchase of stock is credited to share capital and the fair value of stock options is transferred from contributed surplus to share capital.

            For  stock  based   compensation   issued  to  non  employees,   the
            Corporation recognizes an expense based on the fair value of the equity instrument issued.

      (j)   Future Income Taxes

            The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. When the realization of a future tax asset is determined to not be more likely than not realized, a valuation allowance is provided

      (k)   Earnings Per Share

            Earnings per share are computed in accordance with Section 3500 ("Earnings per Share") of the CICA Handbook, which directs that the treasury stock and if-converted method be used to calculate diluted earnings per share.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (k)   Earnings Per Share (continued)

            Diluted earnings per share considers the dilutive impact of the exercise of outstanding stock options, warrants, and conversion of preferred shares, as if the events had occurred at the beginning of the period or at a time of issuance, if later. Diluted loss per share is not presented when the effect would be anti dilutive.

      (l)   Use of Estimates

            The preparation of financial statements in conformity with Canadian generally accepted accounting principles and United States Generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of ultimate revenue related to future revenues from film distribution, amortization of Investment in film, television programs and recordings, valuation of stock compensation, inventory, recoverability of tax credits and estimation of future income tax assets, valuation allowances and other project related accruals. Actual results could differ from these estimates.

            These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

      (m)   Impairment of Long-Lived Assets

            Long-Lived Assets, Including property and equipment, Investments in Films, Television programs and recordings are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the assets is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss, if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash from the asset.

      (n)   Deferred Revenue

            Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

      (o)   Basis of Presentation

            The Company is presenting its balance sheet as an unclassified balance sheet as its normal operating cycle is more than one year.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (p)   Adoption of new accounting policies

            Effective January 1, 2007, the Company adopted the recommendations of the CICA Handbook Sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement;
            Section 3861, Financial Instruments - Measurement, Disclosure and Presentation; and Section 3865, Hedges. As required by the standards, the change in policies have been applied retrospectively with no restatement to prior periods.

            i. Comprehensive Income: Section 1530 establishes standards for reporting and display of comprehensive income. Unrealized gains or losses on available-for-sale investments, and the effective portion of gains or losses on derivatives designated as cash flow hedges and hedges of the net investment in self-sustaining foreign operations are included in other comprehensive income ("OCI" and accumulated other comprehensive income ("AOCI") is included as a separate component of equity. The Company had no such OCI or loss transactions for the year ended December 31, 2007 and there were no opening or closing balances for AOCI.

            ii. Financial Instruments: Under the new standards, all financial instruments are classified into one of the following five categories: held-for-trading (assets and liabilities), available-for-sale financial assets, loans and receivables, held-to-maturity financial assets, and other financial liabilities. Transaction costs are included in the initial carrying amount of financial instruments except for held-for-trading items in which case they are expensed as incurred. All financial instruments are initially measured at fair value. Measurement in subsequent periods depends on the classification of the financial instrument.

      Under these standards:

      Held-for-trading (assets or liabilities)

      This category is comprised of certain investments in equity and debt instruments, stand-alone derivatives, other than those designated as hedging items, and embedded derivatives requiring separation. They are carried in the balance sheet at fair value with changes in fair value recognized in the statement of operations.

      Loans and receivables

      These assets are non-derivative financial assets resulting from the delivery of cash or other assets by a lender to a borrower in return for a promise to repay on a specified date or dates, or on demand. They arise principally through the provision of goods and services to customers (accounts receivable), but also incorporate other types of contractual monetary assets. They are initially recognized at fair value and subsequently carried at amortized cost, using the effective interest rate method, less any provision for impairment.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (p)   Adoption of new accounting policies (continued)

      Available-for-sale investments

      Non-derivative financial assets not included in the above categories are classified as available-for-sale and comprises certain investments in equity instruments, including a company's investments in private companies. When they have a quoted market price in an active market, they are carried at fair value with changes in fair value recognized as a separate component of other comprehensive income. When they do not have a quoted market price in an active market, they are carried at cost. Where a decline in the fair value is determined to be other than temporary, the amount of the loss is removed from other comprehensive income and recognized in the statement of operations.

      Other financial liabilities

      Other financial liabilities includes all financial liabilities other than those classified as held-for-trading and comprises trade payables, other short-term monetary liabilities, and the debt element of convertible debt. These liabilities are initially recognized at fair value and subsequently carried at amortized cost using the effective interest rate method.

      The adoption of these standards had no impact on the opening retained earnings and therefore did not result in a transitional adjustment as of January 1, 2007.

      The Corporation's financial assets and liabilities are recorded and measured as follows:

      Asset/Liability          |   Category               |    Measurement
      Accounts receivable      |   Loans and receivables  |    Amortized cost
      Subscription receivable  |   Loans and receivables  |    Amortized cost
      Accounts payable and     |   Other liabilities      |    Amortized cost
      accrued liabilities      |                          |
      Accrued Liabilities      |   Other liabilities      |    Amortized cost
      Loans payable            |   Other liabilities      |    Amortized cost

      No derivative financial instruments existed for the periods presented. Based on the preceding information, the application of these new standards had a limited impact on the financial statements of the Company.

      Other balance sheet accounts, such as prepaid expenses, property and equipment, intangible assets, deferred costs, and deferred revenue are not within the scope of the new accounting standards as they are not financial instruments.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (p)   Adoption of new accounting policies (continued)

            iii.  On  January  1,  2007,  the  Company   adopted  Section  1506,
                  "Accounting Changes", from the CICA Handbook. This Section establishes criteria related to the accounting treatment to adopt and disclosure requirements for accounting changes made, revision of accounting estimates and correction of errors. The adoption of these new standards had no material impact on the financial statements of the Company.

      (q)   Recent Accounting Pronouncements

            i)    In 2006 the  CICA  issued  Handbook  Section  3862,  Financial
                  Instruments - Disclosures, and Handbook Section 3863, Financial Instruments - Presentation. These standards enhance existing disclosure requirements and place greater emphasis on disclosures related to recognized and unrecognized financial instruments and how those risks are managed. Section 3863 carries forward the same presentation standards as Section 3861. These new standards are effective for interim and annual financial statements relating to fiscal years commencing on or after October 1, 2007 on a prospective basis. Disclosures required by these standards will be included in the Company's interim and annual consolidated financial statements commencing January 1, 2008.

            ii) In 2006, the CICA issued Handbook Section 1535, Capital Disclosures ("CICA 1535"). CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity's objectives, policies and processes for managing capital, including disclosures of any externally imposed capital requirements and the consequences for non-compliance. Disclosures required by the new standard will be included in the Company's interim and annual consolidated financial statements commencing January 1, 2008.

            iii) In August of 2006, the CICA issued Handbook Section 3031 ("CICA 3031"). "Inventories", which must be applied for fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase on the value of inventories. The Company is evaluating the potential impact of the adoption of this standard.

            iv) In 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets ("CICA 3064"). CICA 3064, which replaces
                  Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The provisions relating to the definition and initial recognition of intangible assets, including internally generated intangible assets, are equivalent to the corresponding provisions for IFRS IAS 38, Intangible Assets. The new standard is effective for the Company's interim and annual consolidated financial statements commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (q)   Recent Accounting Pronouncements (continued)

            v) In May 2007, the CICA published an updated version of its "Implementation Plan for Incorporating International Financial Reporting Standards ("IFRS") into Canadian GAAP". This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting principles with IFRS. The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after January 1, 2011.

4.    FILM TAX CREDITS RECEIVABLE

      Film tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at December 31, 2007, the Company expects to receive tax credits of $194,080 (2006-$543,389) from the federal government and $820,766 (2006-$1,508,179) from the provincial government. for its completed productions. The Company has accrued $97,361 for tax credits receivable related to its projects in progress (2006 - $76,000 as restated, (Note 2 (f))

5.    ADVANCES RECEIVABLE

      Advances to an unrelated company are unsecured and bears interest at 6.5% per annum and are due on December 16, 2014.

6.    SUBSCRIPTIONS RECEIVABLE

      The Company has entered into financing arrangements with limited partnerships (see Note 20 Limited Partnership Financings). As a part of this financing the Company has a subscriptions receivable balance of $346,619 (2006 - $307,393), which was previously presented as subscription receivable of $132,296 and long-term receivable of 175,097-See Note 2) which is receivable over a period of 3 years. Therefore the Company, in accordance with EIC-132, the subscription receivable related to the limited partnership financing has been presented as a reduction in equity until such time the receivable is collected.

7.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

      The Company determines amortization of its investment in film and television programs and recordings based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program by program basis (the "individual film forecast method"). Revenue and film carrying costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

7.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value.

      The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $5,355,327 as at December 31, 2007 (2006- $9,444,813)

                                                                                  2007
                                                                                  ----             Net
                                                                               Accumulated       Carrying
                                                                 Cost         Amortization        Value
                                                                 ----         ------------       --------
      Completed television programs and recordings           $ 6,874,607     $  6,609,607     $   265,000
      Completed Motion picture - Bailey's Billions             6,972,580        4,937,661       2,034,919
      Completed Television Drama Series                        5,685,599        3,869,114       1,816,485
      Projects in progress                                     1,238,923           --           1,238,923
                                                             -----------     ------------     -----------
                                                             $20,771,709     $ 15,416,382     $ 5,355,327
                                                             ===========     ============     ===========
                                                                                  2006
                                                                                  ----             Net
                                                                               Accumulated       Carrying
                                                                 Cost         Amortization        Value
                                                                 ----         ------------       --------
      Completed television programs and recordings           $15,996,453     $ 15,066,135     $   930,318
      Completed Motion picture - Bailey's Billions             6,972,580        4,081,502       2,891,078
      Projects in progress                                     5,623,417           -            5,623,417
                                                             -----------     ------------     -----------
                                                             $28,592,450     $ 19,147,637     $ 9,444,813
                                                             ===========     ============     ===========

      Amortization and write-down expensed in 2007 for the Company's Investment in Film, Television Programs and Recordings were $3,989,087 (2006 - $251,643) and $1,600,097 (2006 - $1,758,742) respectively, totaling
      $5,589,184 (2006 - $2,010,385).

      Amortization and write-down of the Company's completed television programs and recordings totaled $619,973 (2006 - $826,983) including a write down of $500,332 (2006 - $575,340). The Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future. In accordance with SOP 00-2 all of the Company's carrying value for its completed television programs and recording are required to be expensed by the end of the proscribed ten year amortization period in 2008. At December 31, 2007, the Company's investment in its proprietary film library of completed television programs and recordings was estimated as $265,000 (2006 - $930,318) after accumulated amortization and write-downs of $620,305 (2006
      - $774,080).

      The Company's investment in its motion picture Bailey's Billion$ was estimated at $2,034,919 (2006 - $2,891,078) after accumulated amortization in prior years and a write-down in 2007 of $856,159 (2006 - $300,254).

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

7.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Amortization expenses for the Company's completed television drama series, Across the River to Motor City, in 2007 was $3,869,114 (2006 - $0). At December 31, 2007, the Company's investment in its completed television drama series was estimated at $1,816,485 (2006 - $0).

      Development costs for properties that are expected to benefit future periods are also capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. The Company wrote off $243,606 of its investment costs in 2007 (2006 - $883,148).

      The following tables summarize the Company's amortization and write downs:

      For the Year Ended December 31, 2007

                                  Completed films,
                                  television         Projects
                                  programs, &        In
                                  recordings         Progress           Total

      Amortization                $3,989,087              --        $3,989,087
      Write-down
      -Artists Series                500,332              --           500,332
      -Bailey's Billions             856,159                           856,159
      -Miracle Journey                  --            $234,586         234,586
      -October 7th                      --               7,500           7,500
      -Quarterback                                       1,110           1,110
      -Revolving Door                                      410             410

      Total Write-down             1,356,491           243,606       1,600,097
      Total Amortization and
      Write-down                  $5,345,578          $243,606      $5,589,184
                                  ==========          ========      ==========

      For the Year Ended December 31, 2006

                                  Completed films,
                                  television         Projects
                                  programs, &        In
                                  recordings         Progress           Total

      Amortization                  $251,643              --          $251,643
      Write-down                                          --
      -Bailey's Billions             300,254              --           300,254
      -Artists Series                297,639              --           297,639
      -Inventors Series              277,701              --           277,701
      -Red                              --            $498,348         498,348
      -October 7th                      --             384,800         384,800

      Total Write-down               875,594           883,148       1,758,742
      Total Amortization &
      Write-down                  $1,127,237          $883,148      $2,010,385

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

7.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      At year end 2007 96% of completed television programs and recordings, 71% of completed motion picture costs and 68% of completed television drama series costs have been amortized. The remaining period of amortization for the completed projects ranges from one to six years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects approximately 42% of the remaining completed motion picture costs will be amortized in the next three years and expects 84% will have been amortized by 2012. The Company expects to amortize 79% of the remaining completed television drama series costs in the next three years and expects 84% will have been amortized by 2011. The remaining period of amortization for the completed projects ranges from one to six years at December 31, 2007.

      Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. During the year the Company capitalized interest in connection with various productions amounting to $272,087 (2006 - $169,863).

8.    PROPERTY AND EQUIPMENT

                                                           2007         Net
                                                        Accumulated   Carrying
                                               Cost     Amortization   Amount
                                               ----     ------------  --------

      Computer and editing equipment         $181,028     $169,701    $11,327
      Furniture and fixtures                   58,193       54,175      4,018
                                             --------     --------    -------
                                             $239,221     $223,876    $15,345
                                             ========     ========    =======

                                                           2006
                                                        Accumulated   Carrying
                                               Cost     Amortization   Amount
                                               ----     ------------  --------
      Computer and editing equipment         $181,028     $165,556    $15,472
      Furniture and fixtures                   58,193       53,260      4,933
                                             --------     --------    -------
                                             $239,221     $218,816    $20,405
                                             ========     ========    =======

9.    FILM PRODUCTION LOAN

      A Demand loan bearing interest at prime plus          2007         2006
      1%, repayable in full by June 30, 2008 was            ----         -----
      arranged for the financing of 6 episodes of
      a one hour TV series entitled Across the
      River to Motor City, which was produced by
      the Company's wholly owned subsidiary Across
      the River Productions Ltd. The loan is
      secured by all receipts including all
      commercialization or exploitation of the
      series worldwide including pre-sale and
      funding agreements and various tax credits.
      The loan is not secured by the parent
      company's assets and is non-recourse to
      parent company.
                                                        $1,840,604    $2,121,527
                                                        ==========    ==========

      Interest due and paid on the above demand loan totalled $132,907 (2006 - $30,312)

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

10.   LOANS PAYABLE

      Loans payable consist of the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term, accordingly the Company has restated the outstanding amount of $1,700,800 (2006 - $1,700,800) as a loan payable as at December 31, 2007. The creditors have a general security assignment on the assets of the Company. Accrued interest as at December 31, 2007 was $846,505 (2006 - $668,298) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans and accounted for the amount on the balance sheet as prepaid expenses and sundry assets.

11.   PREFERRED SHARES

      The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay interest at the rate of 9.1% per annum payable in annual installments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. During the year the Company paid interest totalling $45,004. (2006 - $45,004)

      Under CICA Handbook Section 3861 and following the guidance under EIC-149, the Company has classified this series of preferred shares as a liability.

      Issued - Series 1 preferred shares

                                                      Number            $ Amount
                                                      ------            --------

         Balance, December 31, 2007 and 2006          494,550            494,550
                                                      =======            =======

12.   INTEREST (INCOME) EXPENSE

                                                                       Restated
                                                        2007             2006
                                                        ----             ----

      Interest on loans payable                      $ 178,209        $ 178,209
      Bank film production loan                        132,907           30,312
      Interest on preferred shares                      45,004           45,004
      Other interest expense                               321            2,548
                                                     ---------        ---------

                                                       356,441          256,073

      Interest income                                  (49,912)         (34,654)
      Less                                             306,529          221,419
                                                     ---------        ---------
      Less amounts capitalized                        (272,087)        (169,863)
                                                     ---------        ---------
                                                     $  34,442        $  51,556
                                                     =========        =========

      Capitalized interest consists of $132,907 (2006 - $30,312) allocated to Across the River to Motor City and $139,180 (2006 - $139,551) allocated to projects in progress.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

13.   INCOME TAXES

      (a) The following table sets forth reconciliation between prescribed tax rates and the effective tax rate for the Company's total income expense in each of the years presented in the consolidated financial statements.

                                                                            2007          2006
                                                                            ----          ----
                   Income tax (recovery) based on combined
                   Statutory income tax rates of 36.12%                  $(206,637)    (920,537)
                   Expenses renounced to
                   Variable Interest Entities (Note 20)                       --            917
                   Recognition of tax benefits as a result of tax loss
                   carryforward                                            305,000
                   Valuation allowance                                    (111,000)     911,000
                   Other                                                    12,637        8,620
                                                                            ------        -----
                                                                         $      --     $     --
                                                                         =========     ========

      (b)   Future tax assets

                                                                            2007          2006
                                                                            ----          ----
              Net operating loss carryforward                          $ 366,000      610,000
              Investment in film, television programs and recordings     263,000      (92,000)
                                                                         -------      -------
                                                                         629,000      518,000

              Valuation allowance                                       (629,000)    (518,000)
                                                                         -------      -------

              Net Future Tax Assets                                    $      --    $      --
                                                                       =========     ========

      In assessing the realizability of future assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

      When the realization of a future tax asset is determined to not be more likely than not realized, a valuation allowance is provided

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

13.   INCOME TAXES (continued)

      (c)   Tax Loss Carry-forwards

      The Company has non-capital losses carry-forward for income tax purposes in the amount of $1,238,832 which may be applied against future years taxable income. The losses expire as follows:

                           2014                                    397,879
                           2015                                    490,527
                           2026                                    375,000
                                                                 ---------
                                                                 1,263,406
                                                                 =========

            The Company has however accounted for and expects to receive Federal film tax credits of $194,080 and Provincial film tax credits of $820,766. Refundable film tax credits are recorded as a reduction of costs.

            The Company does not anticipate any significant increases or decreases in the total amounts of unrecognized tax benefits within the next 12 months.

            The Company's primary tax jurisdiction is the Province of Ontario. Currently, the tax years of 2004 through 2007 are subject to Federal examination and the tax years of 2003 through 2007 are subject to examination by the Province of Ontario.

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

      (i)   Fair Value

            The carrying values of cash and cash equivalents, accounts receivable, film tax credits receivable for which application has been filed, subscription receivables due within one year, accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The fair value of subscription receivables due in over one year, and accrued film tax credits receivable are recorded at the fair value using an appropriate discount rate.

            The  carrying  value  of  advances   receivable  and  loans  payable
            approximates their fair value because the interest rate is at market rate.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

14.   FINANCIAL INSTRUMENTS (continued)

      (ii)  Credit Risk

            The Company's accounts receivable are subject to credit risk. The Company continually monitors its positions with and credit quality of the organizations, which are counterpart to its accounts receivable and does not anticipate non-performance. The majority of the accounts receivable are amounts due from sales of foreign distribution rights and a limited number of licenses and distributors of video cassettes and DVD's.

      (iii) Currency Risk

            The Company is subject to currency risk through its activities in the United States and other countries. Unfavourable changes in the exchange rate may affect the operating results of the Company.

            The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may consider entering into forward exchange contracts to mitigate any associated risks. The Company did not have any forward exchange contracts outstanding at December 31, 2007 and 2006.

15.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                            2008                                  $ 29,000
                            2009                                    13,000
                                                                  --------
                                                                  $ 42,000
                                                                  ========

      (b) The Company has entered into contractual agreements for creative talent related to future film production. The agreements provide for a minimum fee paid to be paid for the creative work with an additional fee paid if the work goes into production. The additional fee would be based on a percentage of revenues.

      (c) The purchasers of the copyright interest are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price of $2,477,500. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

      (d) The distributors of the film are entitled to a priority distribution of the future revenue earned from the motion picture "Bailey's Billion$" up to the original amount of the purchase price in the amount of approximately $2,900,000. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

15.   COMMITMENTS AND CONTINGENCIES (continued)

      (e) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

      (f) In connection with certain Limited Partnership financings (Note 20) the Company may be obligated to issue up to 408,000 common shares to the participants.

      (g) The Company is eligible for various grants and government incentive programs that are designed to assist film and television production and distribution in Canada. The Company has received $240,661 in forgivable development funding and grants which have been recorded as a reduction of development costs in Projects in Progress. The Company could be required to repay up to $200,000 of this funding and grants in case the projects are fully funded and produced or sold by the Company to a third party in the future, The ultimate liability related to the repayment of these funds is not determinable. The Company will record the liability or repay these funds once the actual liability is known or determinable.


16.   CAPITAL STOCK

      (a)   Authorized

            Unlimited number of common shares and Class "A" shares

      (b)   Issued - common shares

                                                                          Number           $ Amount
            Balance, January 1, 2006                                    35,353,508        11,745,545
                                                                        ----------        ----------
            Common shares issued for settlement of accounts
            payable and services rendered (note 16 (iv, vi, vii))          551,860            74,904

            Common shares issued on private placement (iv)               3,383,331           444,557

            Common shares issued on exercise of stock options               25,000             3,000
                                                                        ----------        ----------
            Balance, as re-stated December 31, 2006                     39,313,699        12,268,006
                                                                        ==========        ==========

            Common shares issued for settlement of accounts
            payable and services rendered (i, iii)                         132,450            19,868

            Common shares issued on private placement (ii)               6,475,000           365,124
                                                                        ----------        ----------
            Balance, December 31, 2007                                  45,921,149        12,652,998
                                                                        ==========        ==========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK (continued)

        (i) In April 2007 the Company issued 68,850 common shares for services rendered valued at $10,328 (based on the fair value of the service provided which approximates the fair value of the consideration given) to the Company's three outside directors pursuant to the director's compensation plan, set at US$1,500 per quarter for each of the outside directors, for the fourth quarter 2006 and the first quarter 2007.

        (ii) In October 2007 the Company completed a private placement of 6,475,000 units, each consisting of one common share and one purchase warrant of $0.10 per unit. Each warrant is exercisable, at any time on or prior to April 10, 2009, to acquire one common share at an exercise price of $0.10 per share. Proceeds net of $55,100 for costs of issuance totalled $592,400. $365,124 was proportionately allocated based on fair value to Capital Stock and the 227,276 was allocated to warrants.

        (iii) On October 11, 2007 the Company issued 63,600 common shares for services rendered, valued at $9,540 (based on the fair value of the service provided which approximates the fair value of the consideration given). This amount was outstanding at December 31, 2006 and was allocated to accrued liabilities prior to settlement.

        iv) In May 2006, the Company issued 3,383,331 units, each consisting of one common share and one-half purchase warrant at $0.15 per unit. Of the $507,500 in proceeds, $444,557 was proportionately allocated based on relative fair value to Capital stock and $62,943 was allocated to warrants. Each warrant is exercisable, at any time on or prior to May 31, 2007, to acquire one common share at an exercise price of $0.30 per share. In March 2007, the term of warrants were extended to be exercisable at any time on or prior to May 31, 2008.

        (v) In June 2006, the Company issued 339,660 common shares for services rendered, valued at $43,074 (based on the fair value of the service provided which approximates the fair value of the consideration given).

        (vi) In September 2006, the Company issued 25,000 common shares for stock options exercised, for cash consideration of $2,500.

        (vii) In October 2006, the Company issued 112,200 common shares for services rendered, valued at $16,830 (based on the fair value of the service provided which approximates the fair value of the consideration given) to consultants and the Company's three outside directors pursuant to the director's compensation plan.

        (viii) In November 2006, the Company issued 100,000 common shares for Investor Relations services rendered, valued at the contractual amount of $15,000, (based on the fair value of the service provided which approximates the fair value of the consideration given).

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK (continued)

      (c)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and non-employees options to purchase common shares at prices based on the market price of shares as determined on the date of grant. All of the Company's stock options vest immediately. Accordingly, the Company does not have unvested stock options outstanding.

            The outstanding and exercisable stock options are as follows:

                                                                    Weighted
                                                                     Average
                                                        Number      Exercise
      Outstanding and Exercisable                   of Options         Price
      ----------------------------------------------------------------------
      Balance, January 1, 2006                       3,180,000          0.10

        Granted                                      1,090,000          0.34

        Exercised                                      (25,000)         0.10
                                                    ----------        ------
      Balance, December 31, 2006                     4,245,000          0.16
                                                    ==========        ======
        Granted                                      1,315,000          0.15

        Expired                                       (905,000)         0.15
                                                    ----------        ------
      Balance, December 31, 2007                     4,655,000          0.16
                                                    ==========        ======

      The Company has granted stock options as follows:

                                           Number      Exercise      Outstanding     Weighted Average
      Expiry Date        Grant Date      of Options     Price      and Exercisable    Remaining Life
      -----------------------------------------------------------------------------------------------
      June 25, 2009     June 25, 2004      3,000,000     0.10         3,000,000            1.48
      April 24, 2010    April 25, 2006       100,000     0.10           100,000            2.32
      Dec.29, 2009      Dec.29, 2006         240,000     1.00           240,000            2.00
      May 10, 2009      May 11,2007          200,000     0.15           200,000            1.36
      May 10, 2012      May 11,2007        1,100,000     0.15         1,100,000            4.36
      July 29, 2012     July 30, 2007         15,000     0.15            15,000            4.58
                                           ---------     ----         ---------            ----
                                           4,655,000     0.16         4,655,000            2.21
                                           =========     ====         =========            ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (c)   Stock Option Plan (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

            Issue date                             April 25, 2006           June 11, 2006     June 11,2006
            ----------------------------------------------------------------------------------------------
            Number of options                             100,000                 375,000          375,000
            Expected life                                 4 years               0.6 years        0.6 years
            Price volatility                                 247%                     51%              51%
            Dividend yield                                     --                      --               --
            Risk-free interest rate of return               4.34%                   4.49%            4.49%
            Fair value                                     $9,900                     750             $375


            Issue date                           December 29,2006            May 11, 2007     May 11, 2007
            ----------------------------------------------------------------------------------------------
            Number of option                              240,000                 200,000        1,100,000
            Expected life                                 3 years               1.5 years          5 years
            Price volatility                                 215%                    118%             260%
            Dividend yield                                     --                      --
            Risk-free interest rate of return               3.94%                   4.56%            4.54%
            Fair value                                    $20,160                  $9,000         $110,000


            Issue date                              July 30, 2007
            -----------------------------------------------------
            Number of option                               15,000
            Expected life                                 5 years
            Price volatility                                 290%
            Dividend yield                                     --
            Risk-free interest rate of return               4.64%
            Fair value                                        450

      (d)   Warrants

      Balance as restated, January 1, 2006                           $ 199,046
           Restatement (Note 2 (c))                                     62,943
           Restatement (Note 2 (c))                                    (36,957)
           Restatement (Note 2 (c))                                    110,512
                                                                     ---------
      Balance as restated, January 1, 2007                           $ 335,544
           Modification of warrants                                     16,256
           Warrants issued in private placement (note 16 (b) ii)       227,276
           Grant of warrants in exchange for Services                  129,380
                                                                     ---------
      Balance at December 31, 2007                                   $ 708,456
                                                                     =========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (d)   Warrants (continued)

            Common shares have been reserved for warrants on the following basis:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
            Outstanding and Exercisable            # of Warrants        Price
            -------------------------------------------------------------------
            Balance, January 1, 2006                 4,877,450          $0.36

               Granted on Private Placement          1,691,666           0.30
               Expired                                (499,950)          0.15
                                                    ----------           ----
            Balance, December 31, 2006               6,069,166           0.28

                Granted in exchange for Services     1,930,000           0.14

                Granted on Private Placement         6,475,000           0.10
                                                    ----------           ----
            Balance, December 31, 2007              14,474,166           0.18
                                                    ==========           ====

      The Company reissued 2,547,500 and 1,691,666 warrants which had expired on April 7, 2007 and May 31, 2007, respectively totalling 4,239,166 warrants. The warrants were extended for an additional year and the fair value of $16,256 was allocated to warrants from contributed surplus.

      The Company has granted warrants as follows:

                                                       Number      Exercise     Outstanding       Weighted Average
Expiry Date                     Grant Date           of Warrants      Price   and Exercisable      Remaining Life
-------------------------------------------------------------------------------------------------------------------
December 31, 2009               June 30, 2004         1,830,000       0.25       1,830,000               2.0
April 7, 2008                   April 7, 2007         2,547,500       0.30       2,547,500              0.27
May 31, 2008                    May 31, 2007          1,691,666       0.30       1,691,666              0.39
December 31, 2009               May 11, 2007            550,000       0.25         550,000               2.0
August 14, 2010                 August 14, 2007       1,200,000       0.10       1,200,000              2.62
April 11, 2009                  October 11, 2007      6,475,000       0.10       6,475,000              1.28
October 1, 2008                 October 1, 2007         180,000       0.10         180,000              0.78
                                                     ----------                 ----------              ----
                                                     14,474,166                 14,474,166              1.22
                                                     ==========                 ==========              ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (d)   Warrants (continued)

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                               May 31, 2006          May 11, 2007    August 14, 2007
            Number of warrants                          1,691,666               550,000          1,200,000
            Expected life                                  1 year              2.5 year            3 years
            Price volatility                                 144%                  118%               256%
            Dividend yield                                     --                    --                 --
            Risk-free interest rate of return               4.22%                 4.56%              4.28%
            Fair value                                    $62,943               $27,500            $93,600

            Grant date                           October 11, 2007       October 1, 2007
            Number of warrants                          6,475,000               180,000
            Expected life                               1.5 years              1.7 year
            Price volatility                                 113%                  125%
            Dividend yield                                      -                     -
            Risk-free interest rate of return               4.22%                 4.22%
            Fair value                                   $604,566                $8,280


      (e)   Stock-based Compensation

            In 2007, the Company granted a total of stock-based compensation valued at $259,158 (2006 - 106,090). The Stock-based compensation was comprised of shares issued in exchange for services rendered valued at $10,328 (2006 - $74,905) as described in Note 16 (b)(i)
            (2006 - Notes 16 (b)(v), 16 b)vii, and 16b)viii), options in exchange for services rendered valued at $119,450 (2006 - $31,185 as restated) as described in note 16 c) (2006 - Note 16 c) and warrants in exchange for services rendered valued at $129,380 (2006 - $0.00) as described in note 16(d).

17.   EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share is calculated using the weighted average number of shares outstanding during each of the years presented in the consolidated financial statements. The Company follows CICA Handbook
      Section 3500, "Earnings per Share", effective January 31, 2003. The statement requires the presentation of both basic and diluted earnings
      (loss) per share ("EPS") in the statement of operations, using the "treasury stock" method to compute the dilutive effect of stock options and warrants and the "if converted" method for the dilutive effect of convertible instruments.

      For the years ended December 31, 2007 and 2006, options to purchase 4,655,000 and 4,245,000 common shares and warrants to purchase 14,474,166 and 6,069,166 common shares, respectively were not included in the computation of fully diluted earnings (loss) per share because in 2007 and 2006 the affect would have been anti-dilutive.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

17.   EARNINGS (LOSS) PER SHARE (continued)

      The following table sets forth the weighted average number of common shares outstanding for each of those years.

                                                                     Number of
                                                                   Common Shares
            Year                                                    Outstanding
            ----                                                   -------------
            2007                                                    45,921,149
            2006                                                    39,313,699

                                                         2007      Restated 2006
                                                         ----      -------------

            Numerator:
            ----------
            Net  loss                               $  (547,510)   $(2,548,553)
                                                    -----------    -----------
            Denominator:
            ------------
            Weighted average shares                  40,813,586     37,575,373
                                                    ===========    ===========

            Basic and diluted loss per share        $     (0.01)   $     (0.07)
                                                    ===========    ===========

18. CONTRIBUTED SURPLUS

               Balance as reported January 1, 2006                  1,007,376
                     Restatement (Note 2)                            (199,046)
                                                                     --------
               Balance as restated, January 1, 2006                   808,330
                        Issuance of stock options (Note 16 (c))        31,185
                    Fair value of stock options exercised                (500)
                    Proceeds from financing (Note 20)                 249,098
                    Fair value of expired warrants                     36,957
                    Subscriptions receivable                         (307,393)
                    Restatement (Note 2 (c))                         (110,512)
                                                                     --------
               Balance at December 31, 2006                       $   707,165
                                                                  ===========



               Balance as restated, January 1, 2007                   707,165
                     Reissuance of warrants                           (16,256)
                     Grant of stock options                           119,450
                     Subscriptions receivable                         (39,226)
                     Proceeds from financing (Note 20)                131,316
                                                                      -------

                Balance at December 31, 2007                      $   902,449
                                                                  ===========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

19.   RELATED PARTY TRANSACTIONS

      During the year ended December 31, 2007 $407,283 (2006 - $299,280) of fees were paid or accrued to corporations controlled by two of the directors and officers of the Company for writing, directing and producing services on the Company's film and television productions. Included in accounts payable and accrued liabilities at December 31, 2007 was $137,500 (2006 - $73,750). The above related party transactions occur during the normal course of business for a consideration established and agreed to between related parties.

20.   LIMITED PARTNERSHIP FINANCING

      The Company has entered into tax preferred financing arrangements with limited partnerships. These limited partnerships meet the criteria for variable interest entities and are consolidated. In connection with these financings the Company received proceeds net of costs of $131,316 (2006 - $249,098) recorded as contributed surplus and subscriptions receivable
      (net) of $39,226 $171,520 (2006 -307,393).  In connection with the limited partnership financing the Company may be obligated to issue up to 408,000 common shares to the participants.

21. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                                   Restated
                                                    2007             2006
                                                    ----             ----

      Accounts receivable                        $(1,005,535)       206,411
      Film tax credits receivable                  1,015,361     (2,127,568)
      Inventory                                       33,365            (96)
      Prepaid and sundry assets                       65,575       (164,623)
      Accounts payable and accrued liabilities        86,561        233,714
      Deferred revenue                            (4,342,643)     4,342,643
                                                 -----------    -----------

                                                 $(4,147,316)    $2,490,481
                                                 ===========    ===========

The supplemental cash flow information are as follows:      2007           2006
                                                            ----           ----
Non-cash transactions
Settlement of accrued liabilities by share
Issuance (Note 16 (b) iii)                                  9,540         69,790
Directors fees paid by share
issuance (Note 16 (b)(i)                                   10,328          5,115

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

22.   GEOGRPAHIC SALES INFORMATION

      (a) The Company is considered by its Chief Operating Decision Maker to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                          %        2007          %       2006
                                         ---       ----         ---      ----
                                                     $                     $
      Revenue
         Canada                          92.1    5,661,044      6.7     28,432
         United States                    4.2      260,661     64.6    273,901
         France                           1.2       71,000     16.2     68,723
         Europe - Other                   2.1      130,214      8.9     37,539
         Other foreign                    0.4       21,658      3.6     15,364
                                        -----    ---------    -----    -------

                                        100.0    6,144,577    100.0    423,959
                                        =====    =========    =====    =======

      (b)   Major Customers

            During the year, the Company had one major customer that licensed the Company's new drama series in Canada, that represented 63% of total revenues. In 2006, the Company did not have any major customers.

23.   CANADIAN GAAP AND US GAAP RECONCILIATION

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian GAAP and US GAAP are disclosed below.

      a) Under US GAAP, FIN 48 requires the Company to evaluate whether a tax position taken by the Company will "more likely than not" be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the Company is to recognize in its financial statements. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

      b) In accordance with US GAAP, the preferred shares are classified outside of permanent equity as they are redeemable at the option of the holders. These preferred shares are classified as liabilities under Canadian GAAP. This results in a US GAAP reconciling item to reflect the different classification.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

23.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

      c) As noted in b) above, the preferred shares are classified as mezzanine equity under US GAAP, the dividends on the preferred shares would therefore be recorded as a reduction to deficit under shareholders' equity.

            Consolidated statements of operations:

            The loss as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                        2006
FOR THE YEARS ENDED DECEMBER 31,                          2007       (restated)
                                                       ----------   ------------

Loss in accordance with Canadian GAAP and US GAAP      $(572,084)   $(2,548,553)

Interest on preferred shares (Note c)                     45,004         45,004
                                                       ---------    -----------

Loss in accordance with US GAAP                        $(527,080)   $(2,503,529)
                                                       =========    ===========

Loss per share                    Basic & Diluted      $   (0.01)   $     (0.07)

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

23.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

            Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                   2006
FOR THE YEARS ENDED DECEMBER 31,                    2007        (restated)
                                               ------------    ------------
ASSETS
------

Assets in accordance with Canadian GAAP        $  8,492,237    $ 12,657,678

Assets in accordance with US GAAP              $  8,492,237    $ 12,657,678
                                               ============    ============

LIABILITIES
-----------

Liabilities in accordance with Canadian GAAP   $  5,605,928    $ 10,152,473

Preferred shares (Note b)                      $   (494,550)   $   (494,550)
                                               ------------    ------------

Liabilities in accordance with US GAAP            5,111,378       9,657,923

SHAREHOLDERS' EQUITY
--------------------

Equity in accordance with Canadian GAAP           2,886,309       2,505,205

Preferred Shares (Note b)                           494,550         494,550

Effect of interest on preferred shares
on deficit (Note c)                                  45,004          45,004

Dividends on preferred shares (Note c)              (45,004)        (45,004)

                                               ------------    ------------
Equity in accordance with US GAAP                 3,380,859       2,999,755
                                               ------------    ------------

RESTATEMENT OF PREVIOUSLY REPORTED CANADIAN GAAP AND US GAAP RECONCILIATION

The Company has restated its previously reported Canadian GAAP and US GAAP reconciliation.

In prior years, the Company classified the preferred shares as liabilities and, therefore, reported interest on preferred shares.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

RESTATEMENT OF PREVIOUSLY REPORTED CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

The Company has determined that the preferred shares should be classified as equity under US GAAP as noted in b) and therefore restated its previously reported Canadian GAAP and US GAAP reconciliation. As noted in c) above the Company reported dividends on the preferred shares instead of interest reported in prior year.

Certain differences between Canadian GAAP and US GAAP reported in prior years are not reflected as they have been adjusted for in the items described in Note 2 and, therefore are no longer differences between Canadian GAAP and US GAAP.

            Impact of Newly Issued United States Accounting Standards

      i) In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) The Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold. There was no material impact on the Company's consolidated financial statements as a result of implementing FIN 48.

      ii) In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality", when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SAB 108.

      iii) In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157), SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

      iv) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material effect to the Company's financial statements.

      v) In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 21 ("No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2007, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

      vi) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161 and does not anticipate any material effect on the Company's financial statements.

      vii) In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and
            (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

            The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2009, management believes that SFAS No. 141R will not have a material effect on the financial position, results of operations and cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 29, 2008, the public accounting practice of Mintz & Partners LLP ("Mintz"), our independent accountant who audited our consolidated financial statements for our fiscal years ending December 31, 2006, 2005, 2004 and 2003 was acquired by Deloitte & Touche LLP ("Deloitte") and will be carrying on business as Deloitte.

The Company's future audit opinions will be provided by the Deloitte. Previously issued audit opinions will be re-issued or consent to include previously issued Mintz opinions in Securities Exchange Commission filings will be provided by Mintz. Therefore Mintz, with the consent of Deloitte, effectively resigned as our independent accountant of record on January 28, 2008. The resignation was approved by the board of directors and the audit committee.

Mintzs' report on the financial statements for the years ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principal. There were no disagreements with Mintz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mintz's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the year ended December 31, 2007, the Company did not consult with Deloitte regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion that might be rendered on our financial statements and we did not obtain written or oral advice in reaching a decision as to accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

Management's Responsibility For Financial Reporting

The Company's consolidated financial statements are the responsibility of management and have been approved by the board of directors.

The consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. These statements include some amounts that are based on estimates and judgment. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements are presented fairly, in all material respects.

The Company's policy is to maintain systems of internal accounting and administrative controls of high quality, consistent with reasonable cost. Such systems are designed to provide reasonable assurance that the financial information is relevant, accurate and reliable and that the Company's assets are appropriately accounted for and adequately safeguarded.

The board of directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and is ultimately responsible for approving the financial statements. The board carries out this responsibility principally through its Audit Committee.

The Audit Committee is appointed by the board and is comprised two of outside directors and the Chief Financial Officer. The committee meets periodically with management and the external auditors to discuss internal controls over the financial reporting process, auditing matters and financial reporting issues to satisfy itself that each party is properly discharging its responsibilities. The Audit committee reviews the Company's annual consolidated financial statements, the report of the independent registered chartered accountants, the comments by independent registered chartered accountants on Canada-United States of America reporting difference and other information in the Annual Report. The committee reports findings to the board for consideration by the board when it approves the financial statements for issuance to the shareholders.

On behalf of the shareholders, the financial statements have been audited by Deloitte and Touche LLP, the external auditors, in accordance with Canadian generally accepted auditing standards. Deloitte and Touche LLP has full and free access to the Audit Committee.

Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have evaluated these controls and procedures as of a date within 90 days of filing of this report.

Internal controls include those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, provide reasonable assurance that receipts and expenditures are made only in accordance with authorization of management and the board of directors, and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As a result of a thorough review of the Company's prior financial disclosures, the Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the December 31, 2007 and 2006 consolidated financial statements. The Company has concluded that there are material weaknesses in the internal control over financial reporting as of December 31, 2007 and that the Company did not have sufficient in-house expertise to be able to comply in a timely manner with the requirements of Canadian and US accounting changes and disclosure requirements.

Plan for Remediation of Material Weaknesses

The Company is undertaking efforts to improve its internal control over financial reporting and to remediate the material weaknesses identified above. The Company intends to design, implement and maintain an effective control environment over financial reporting. The Company has taken or will take the following actions:

The Company is committed to enhance its internal controls. When complex or unusual transactions surface, management is committed to actively seek a solution in-house and then consulting third party consultants for the resolution.

In addition, the Company is committed to update its Canadian and United States generally accepted accounting principles knowledge and establish a number of control procedures designed to strengthen its capabilities to both identify and address any potential errors before they are reported in the future.

With the implementation of these corrective actions, the Company believes that the above noted material weaknesses will, over time, address the material weaknesses that were identified in its internal control over financial reporting as of December 31, 2007. However, the effectiveness of these procedures remains to be tested in 2008 and several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated. The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make modifications from time to time as considered necessary or desirable.

Changes In Internal Control Over Financial Reporting

The Certifying Officers have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions, other than the action noted above, with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Devine held by each:

Directors and Executive Officers

   Name                         Age                 Positions
--------------------------------------------------------------------------
David Devine                    55        Director, Chairman of the Board,
                                          President and Chief Executive
                                          Officer

Richard Mozer(1)                49        Director, Vice-Chairman of the
                                          Board, Chief Financial Officer,
                                          Treasurer and Secretary

Kenneth D. Taylor(2)            72        Director

Bryson Farrill(1)(2)            78        Director

Ron Feddersen(1)(2)             64        Director


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

Board of Directors

      The Company's Articles of Incorporation, as amended (the "Articles of Incorporation"), require that the Company's board of directors consist of no less than three and no more than ten members. The board of directors of the Company currently consists of five members. Directors serve for terms of one year and until their successors are duly elected and have qualified. Subject to the Business Corporations Act (Ontario), the shareholders may, by ordinary resolution passed at a meeting of shareholders called for such purpose, remove any director from office before the expiration of his term of office and the vacancy created by such removal may be filled at the same meeting, failing which it may be filled by the remaining directors.

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

-----------------------------------------------------------------------------------------------
Name and                 Year            Annual Compensation                 Long Term
Principal                                                                   Compensation
Position
-----------------------------------------------------------------------------------------------
                                                       Other Annual      Securities Underlying
                                      Salary   Bonus   Compensation            Options(#)
                                        ($)    ($)       ($)(1)
-----------------------------------------------------------------------------------------------
David Devine,             2007          ___     ___       218,333                  --
Chairman, President       2006          ___     ___       164,276                  --
& Chief Executive         2005          ___     ___       195,150               1,200,000
Officer
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Name and                 Year            Annual Compensation                 Long Term
Principal                                                                   Compensation
Position
-----------------------------------------------------------------------------------------------
                                                       Other Annual      Securities Underlying
                                      Salary   Bonus   Compensation            Options(#)
                                        ($)    ($)       ($)(1)
-----------------------------------------------------------------------------------------------
Richard Mozer             2007          ___     ___       188,947                  --
Vice-Chairman,            2006          ___     ___       135,000                  --
Chief Financial,          2005          ___     ___       166,170               1,200,000
Officer, Treasurer
& Secretary
-----------------------------------------------------------------------------------------------

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

Executive Services Agreement

      Since April 1994, the Company has been a party to an executive services agreement with Messrs. Devine and Mozer, and 1078459 Ontario Inc., a corporation wholly-owned by Messrs. Devine and Mozer. Under the current executive services agreement dated as of January 1, 2005, Messrs. Devine and Mozer are required to provide senior management services to the Company through December 31, 2008. From time to time, Messrs. Devine and Mozer may participate in production, direction, writing and similar activities, depending on the needs of the Company. Under this agreement, the base fee payable to 1078459 Ontario Inc. and other corporations controlled by Messes. Devine and Mozer, is determined by the board of directors of the Company from time to time. 1078459 Ontario Inc. is also entitled to additional fees and/or equity-based incentives in consideration of the services performed and provided by it, as determined to be appropriate by the board of directors of the Company in view of any (i) bonus paid by the Company to its executive officers or (ii) film or video development and production project undertaken by the Company.

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

      As at April 11, 2008, 6,888,172 Common Shares were reserved for issuance under the Option Plan and 4,655,000 are subject to currently outstanding options.

Option Grants in Last Fiscal Year

      The Company granted options to purchase Common Shares to Executive Officers during the fiscal year ended December 31, 2007.

      The following table sets forth information regarding options to purchase Common Shares granted during the fiscal year ended December 31, 2004 and December 31, 2007 to each of the Named Executive Officers.

----------------------------------------------------------------------------------------------------
                          Number of          % of Total            Exercise
      Name               Securities        Options Granted      Price/Common         Expiration Date
                         Underlying        to Employees in         Share)
                           Options         Fiscal Year 2004
                         Granted (#)
------------------------------------------------------------------------------------------------------
David Devine             1,000,000               29.1%              $0.10                 09.29.09
------------------------------------------------------------------------------------------------------

Richard Mozer            1,000,000               29.1%              $0.10                 09.29.09
------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                          Number of          % of Total            Exercise
      Name               Securities        Options Granted      Price/Common         Expiration Date
                         Underlying        to Employees in         Share)
                           Options         Fiscal Year 2004
                         Granted (#)
------------------------------------------------------------------------------------------------------

David Devine             200,000                 21.1%              $0.15                 05.10.12
------------------------------------------------------------------------------------------------------

Richard Mozer            200,000                 21.1%              $0.15                 05.10.12
------------------------------------------------------------------------------------------------------

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

      The Executive Officers of the Company did not exercise options to purchase Common Shares during the fiscal year ended December 31, 2007.

      The following table sets forth information concerning each exercise of options to purchase Common Shares by the Named Executive Officers during the fiscal year ended December 31, 2007.

---------------------------------------------------------------------------------------------------------------------
         Name                Securities       Value                  Unexercised              Value of Unexercised
                             Acquired on      Realized                Options at             In-the-Money Options at
                             Exercise(#)                           December 31, 2007             December 31, 2007
                                                                         (#)

                                                                       Exercisable/                  Exercisable/
                                                                      Unexercisable                 Unexercisable

---------------------------------------------------------------------------------------------------------------------
David Devine                     -0-            $0                     1,200,000                       $20,000
---------------------------------------------------------------------------------------------------------------------

Richard Mozer                    -0-            $0                     1,200,000                       $20,000
---------------------------------------------------------------------------------------------------------------------

Compensation of Directors

      As of January 1, 2006, Directors of the Company who are not employees, are paid $1,500 per quarter, payable in common shares of the Company or cash. Prior to January 1, 2008, Directors did not receive an annual retainer or any other cash compensation for their services as members of the board of directors of the Company. Directors of the Company, are entitled to reimbursement for any expenses incurred for each meeting of the board of directors or of any committee of the board of directors that they attend.

      During 2004, Messrs. Taylor, Farrill and Feddersen were each granted options under the Option Plan to purchase up to 150,000 Common Shares at a per share exercise price of $0.10 on or before September 29, 2009.

      During 2007, Messrs. Taylor, Farrill and Feddersen were each granted options under the Option Plan to purchase up to 50,000 Common Shares at a per share exercise price of $0.15 on or before May 10, 2012.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as at March 26, 2008 certain information as to (i) each person, who to the knowledge of the Company, is the beneficial owner of more than five percent (5%) of any class of the Company's voting securities and (ii) each class of equity securities of the Company or any of its subsidiaries (other than directors qualifying shares) beneficially owned by (A) each director of the Company and the Named Executive Officers (as such term is defined in "Executive Compensation") and (B) all directors and executive officers of the Company as a group.

                         Title of Class - Common Shares

                                         Amount and
      Name and Address of           Nature of Beneficial
       Beneficial Owner(1)                Ownership            Percent of Class
      --------------------          --------------------       ----------------
      Forvest Trust S.A.                  4,120,000(2)               9%
      6, Place Chevelu
      1211 Geneva 1
      Switzerland

      David Devine                        7,120,545(3)               16%

      Richard Mozer                       6,633,945(4)               14.4%

      Kenneth D. Taylor                     278,250(5)            Less than 1%

      Bryson Farrill                        287,750(6)            Less than 1%

      Ron Feddersen                         378,250(7)            Less than 1%

      All directors and executive        14,698,740                   32%
      officers (5 individuals)

      The following table sets forth certain information with respect to the directors and executive officers of Devine Entertainment.

(1) The address for each beneficial owner listed in the table, other than Forvest Trust S.A., is c/o Devine Entertainment Corporation, Suite 504, 2 Berkeley Street, Toronto, Ontario, Canada M5A 2W3.

(2) Includes warrants to purchase 50,000 Common Shares and warrant to purchase 1,830,000 Common Shares and warrants to purchase 550,000 Common Shares.

(3) Includes option to purchase 1,200,000 Common Shares and warrant to purchase 250,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."

(4) Includes option to purchase 1,200,000 Common Shares and warrant to purchase 250,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."

(5)  Includes  option  to  purchase   200,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

(6)  Includes  option  to  purchase   200,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

(7)  Includes  option  to  purchase   300,000  Common  Shares.   See  "Executive
Compensation -- Compensation of Directors."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

--------------------------------------------------------------------------------
                                                                 Sequential Page
  Exhibit No.    Description of Exhibit                               Number
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  3.1            Articles of Incorporation of the Company,              **
                   as amended
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                 Sequential Page
  Exhibit No.    Description of Exhibit                               Number
--------------------------------------------------------------------------------

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

***   filed herewith

b.)   Reports on Form 8-K

      (i) The Company filed a current report on Form 8-K dated October 11, 2007. Under item 8.01 of that 8-K the Company announced that it had completed a private placement of Devine's equity securities

      (ii) The Company filed a current report on Form 8-K dated November 1, 2007. Under item 8.01 of that 8-K the Company announced the updated market valuation of Devine's proprietary film and television library.

      (iii) The Company filed a current report on Form 8-K dated November 9, 2007 Under item 8.01 of that 8-K the Company issued a press release announcing that Devine had become listed for trading on the Frankfurt Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summary of Deloitte & Touche LLP for Professional Services rendered in 2007 and Mintz & Partners LLP in 2006

                                                   Years Ended December 31,
                                                   ------------------------
                                                      2007           2006

Audit Fees (1)                                      $55,000        $45,000
Audit-Related Fees                                     --             --
Tax Fees                                              3,000           --
All Other Fees
                                                    $58,000        $45,000
                                                    =======        =======

1)    Services   relating  to  audit  of  the  annual   consolidated   financial
      statements,  review  of  quarterly  financial  statements,   consents  and
      assistance with the review of documents filed with the SEC.

      All engagements for audit services, audit related services and tax services are approved in advance by the Audit Committee and the full Board of Directors. The Audit Committee and the Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2007 and 2006, is compatible with maintaining the auditor's independence.

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

Dated: March 26, 2008

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                        Date
--------------------------------------------------------------------------------

/s/ David Devine         Director, Chairman of the Board          April 11, 2008
                         President and Chief Executive Officer

/s/ Richard Mozer        Director, Vice-Chairman of the           April 11, 2008
                         Board, Chief Financial Officer,
                         Treasurer and Secretary

/s/ Kenneth D. Taylor    Director                                 April 11, 2008


/s/ Bryson Farrill       Director                                 April 11, 2008


/s/ Ron Feddersen        Director                                 April 11, 2008

Exhibit 21.1 -

Certificate of Incorporation for ACROSS THE RIVER PRODUCTIONS LTD.
Incorporated under the laws of the Province of Ontario, Canada on April 26, 2006.

Certificate of Incorporation for ACROSS THE RIVER II PRODUCTIONS LTD. Incorporated under the laws of the Province of Ontario, Canada on February 5, 2007