Form 10QSB
period 2008-03-31
Devine Entertainment CORP
filed 2008-05-15
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to ___________________________
 Commission file number ________________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2008, the issuer had 45,921,149 Common Shares outstanding.

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

ITEM 1

                        DEVINE ENTERTAINMENT CORPORATION

                                 MARCH 31, 2008

                                    CONTENTS

                                                                          PAGE

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheet                                                       4

      Statement of Shareholders' Equity                                   5

      Statement of Operations                                             6

      Statement of Cash Flows                                             7

      Notes to Financial Statements                                       8 - 39

                        DEVINE ENTERTAINMENT CORPORATION

                       INTERIM CONSOLIDATED BALANCE SHEET
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                                 MARCH 31, 2008

                                     ASSETS

                                                                    March 31,       December 31,
                                                                                       2007
                                                                                     Restated
                                                                                     (Note 2)
                                                                  -----------      ------------
Cash    and cash equivalents                                      $   246,134      $    245,872
Accounts receivable                                                 1,044,228         1,028,705
Film tax credits receivable (Note 4)                                  607,493         1,112,207
Inventory                                                              51,895            54,871
Prepaid and sundry assets                                             134,953           185,360
Advances receivable (Note 5)                                          494,550           494,550
Investment in film, television programs and
  recordings (Note 6)                                               5,455,790         5,355,327
Property and equipment (Note 7)                                        14,295            15,345
                                                                  -----------      ------------
                                                                  $ 8,049,338      $  8,492,237
                                                                  ===========      ============

                                   LIABILITIES

Accounts payable and accrued liabilities                          $ 1,582,710      $  1,569,974
Film production loan (Note 8)                                       1,272,570         1,840,604
Loans payable (Note 9)                                              1,700,800         1,700,800
Preferred shares (Note 10)                                            494,550           494,550
                                                                  -----------      ------------
                                                                    5,050,630         5,605,928
                                                                  ===========      ============


                              SHAREHOLDERS' EQUITY

Capital stock (11)                                                 12,652,998        12,652,998
Contributed surplus (Note 12)                                       1,132,196           902,449
Warrants (Note 11(d)                                                  708,456           708,456
Deficit                                                           (11,494,942)      (11,377,594)
                                                                  -----------      ------------


                                                                    2,998,708         2,886,309
                                                                  -----------      ------------

                                                                  $ 8,049,338      $  8,492,237
                                                                  ===========      ============

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

  FOR THE PERIOD ENDED MARCH 31, 2008 AND FOR THE YEAR ENDED DECEMBER 31, 2007

                                                                                     Stock     Contributed
                                      Common Shares               Warrants          Options      Surplus         Deficit
                                      -------------               --------          -------      -------         -------
                                      #           $            #           $           #            $               $
                                                                                                (Note 12)
                                 ----------------------------------------------------------------------------------------
BALANCE, as restated
December 31, 2006                 39,313,699  12,268,006    6,069,166    335,544    4,245,000       707,165   (10,805,510)

- expired options                                                                    (905,000)

- settlement for services
   rendered                           68,850      10,328

- settlement of accrued
   liabilities                        63,600       9,540

- issuance of private
   placement                       6,475,000     365,124    6,475,000    227,276

- grant of stock options                                                            1,315,000       119,450

- modification of warrants                                                16,256                    (16,256)

- grant of warrants                                         1,930,000    129,380

- Proceeds from financings                                                                          131,316

- subscription receivable, net                                                                      (39,226)
NET LOSS                                                                                                         (572,084)
                                 -----------------------------------------------------------------------------------------
BALANCE,
December 31, 2007                 45,921,149  12,652,998   14,474,166    708,456    4,655,000       902,449   (11,377,594)

- subscription received                                                                             229,747
NET LOSS                                                                                                         (117,348)
                                 -----------------------------------------------------------------------------------------
BALANCE,
March 31, 2008                    45,921,149  12,652,998   14,474,166    708,456    4,655,000     1,132,196   (11,494,942)
                                 ------------ ----------- ------------ ---------- ------------ ------------- ------------

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                     FOR THE 3 MONTH PERIOD ENDED MARCH 31,

                                                              2008            2007
                                                                            Restated
                                                                            (Note 2)
                                                          ------------    ------------
REVENUE                                                   $    104,554    $  2,029,075
                                                          ------------    ------------

EXPENSES
  Operating                                                    196,413         132,546
  Amortization - film, television programs and recordings       24,374       1,376,705
               - equipment                                       1,050           1,407
  Interest (Note 13)                                                65           5,737
                                                          ------------    ------------
                                                               221,902       1,516,395
                                                          ------------    ------------

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)         $   (117,348)   $    512,680
                                                          ============    ============

EARNINGS (LOSS) PER SHARE (Note 14)

Basic and diluted                                         $       0.00    $       0.01
                                                          ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic and diluted                                           45,921,149      39,313,699
                                                          ============    ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited - Prepared by Management)
                         (expressed in Canadian dollars)

                      FOR THE 3 MONTH PERIOD ENDED MARCH 31

                                                                       2008           2007
                                                                                    Restated
                                                                                    (Note 2)
                                                                    -----------    -----------
OPERATING ACTIVITIES
  Net income (loss) for the period                                  $  (117,348)   $   512,680
  Amortization - film, television programs and recordings                24,374      1,376,705
               - property and equipment                                   1,050          1,407
  Change in non-cash components of working capital (Note 19)            555,310       (310,797)
                                                                    -----------    -----------

  Cash flows provided by operating activities                           463,386      1,579,995
                                                                    -----------    -----------

FINANCING ACTIVITIES

  Decrease in film production loans                                    (568,034)      (655,347)
  Net change in proceeds from financing and subscription receivable     229,747             --
                                                                    -----------    -----------

  Cash flows used in financing activities                              (338,287)      (655,347)
                                                                    -----------    -----------

INVESTING ACTIVITY

  Investment in film, television programs and recordings               (124,837)      (875,827)
                                                                    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                         262         48,821

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          245,872        268,001
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   246,134    $   316,822
                                                                    ===========    ===========

SUPPLEMENTAL CASHFLOW INFORMATION

  Interest paid                                                     $        --    $    45,004
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

                                 March 31, 2008

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

      While the Company continues to maintain its day-to-day activities and produce and distribute films and television programming, it has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully extinguish loans payable (Note 9), which are currently in default. Management is in constant communication with the loan holders and expects that the Company will be able to settle the loans in the normal course of operations. Nonetheless, the Company remains unable to service this loan and the Company will require additional working capital from its production activities or corporate financing in 2008.

      The Company is pursuing various financing initiatives; however, there is no assurance that the Company will be successful in its financing efforts and in achieving sufficient cash flows from operating activities. If the Company is unsuccessful, the Company may be required to significantly reduce or limit operations. The application of the going concern basis is dependent upon the

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

1.    NATURE OF BUSINESS AND GOING CONCERN (continued)

      Company obtaining additional financing to fund its continuing operations and meet its obligations as they come due.

      If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities and the reported net income.

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The Company is restating its previously reported consolidated financial statements for the 3 months ended March 31, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

      Summary of Restatement Adjustments

      a) The Company has determined that the previously filed financial statements for the 3 month period ended March 31, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the period ended March 31, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

            The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 3 months ended March 31, 2007. The deficit increased by $30,312.

      b) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook
            Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable and have a preferential priority participation in the residual equity of the company, accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

      amounting to $11,220 would be restated as interest expense for the 3 month period ending March 31, 2008.

      The following table summarizes the impact of the restatement adjustment on
      the  previously  reported   consolidated   balance  sheet,   statement  of
      operations and cash flows for the 3 months ended March 31, 2007.

                                                                 March 31, 2007
                                                                 --------------

Balance Sheet
-------------

         Assets as previously reported                            $ 11,164,939
         Assets as restated                                       $ 11,164,939
                                                                  ------------

         Liabilities as previously reported                       $  7,152,381
         Interest income (Note 2 (a))                                   30,312
         Interest expense (Note 2 (b))                                  11,220
         Liabilities as restated (Note 2)                         $  7,193,913
                                                                  ------------

         Shareholders' Equity as previously reported              $  4,012,558
         Interest income (Note 2 (a))                                  (30,312)
         Interest expense (Note (b))                                   (11,220)
                                                                  ------------
         Shareholders' Equity as restated                         $  3,971,026
                                                                  ------------

Statement of Operations
-----------------------

         Net income and comprehensive income
            As previously reported                                $    554,212
         Interest expense (Note 2 (a))                                 (30,312)
         Interest income (Note 2 (b))                                  (11,220)
                                                                  ------------
         Net income and comprehensive income
            As restated                                           $    512,680
                                                                  ------------

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

      Statement of Cash Flows

            Cash flows provided by operating activities
                 As previously reported                             $ 1,579,995
            Interest income (Note 2 (a))                                (30,312)
            Interest expense (Note 2 (b))                               (11,220)
            Accrued liabilities (Note 2 (a and b))                       41,532
                                                                    -----------
            Cash flows provided by operating activities
                 As restated                                        $ 1,579,995
                                                                    -----------

            Cash flows used in by financing activities
                 As previously reported                             $  (655,347)
            Cash flows used in by financing activities
                 As restated                                        $  (655,347)
                                                                    -----------

            Cash flows provided by investing activities             $  (875,827)
            Cash flows used in investing activities
                 As restated                                        $  (875,827)
                                                                    -----------

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP").
      Note 21 describes and reconciles the significant measurement differences between Canadian generally accepted accounting principles (Canadian GAAP) and accounting principles generally accepted in the United States ("US GAAP") affecting the accompanying consolidated financial statements. A summary of significant accounting principles is set below:

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (a)   Revenue Recognition

            Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of Statement of Position of the American Institute of Certified Public Accountants ("SOP 00-2"). Revenue from the sale of film and television programming rights and license arrangements is recognized only when persuasive evidence of a sale or arrangement with a customer exists, the film is complete and the contractual delivery arrangements have been satisfied, the license period has commenced, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

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

      (b)   Basis of Consolidation

            These consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries, Across the River Productions and across the River II Productions as well as Variable Interest Entities ("VIE"). All inter-company transactions have been eliminated.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            Accordingly, the Company has included the results of operations of certain limited partnerships.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            v) The new standard is effective for the Company's interim and annual consolidated financial statements commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

            vi) In May 2007, the CICA published an updated version of its "Implementation Plan for Incorporating International Financial Reporting Standards ("IFRS") into Canadian GAAP". This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            that will converge Canadian generally accepted accounting principles with IFRS. The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after January 1, 2011.

4.    FILM TAX CREDITS RECEIVABLE

      Film tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at March 31, 2008, the Company expects to receive tax credits of $194,080 (December 31, 2007 $194,080) from the federal government and $258,052 (December 31, 2007 $820,766) from the provincial government. for its completed productions. The Company accrued $58,000 for tax credits receivable related to its projects in progress (2007 - $97,361)

5.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014.

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

                                                              March 31,                   December 31,
                                                                2008                          2007
                                                                ----                          ----
                                                            Accumulated
                                                   Cost     Amortization        Net           Net
                                                   ----     ------------        ---           ---
Completed television programs and recordings   $ 6,869,808   $ 6,633,981   $   235,827   $   265,000
Completed Motion picture - Bailey's Billion$     6,972,580     4,937,661     2,034,919     2,034,919
Completed television Drama Series-               5,714,560     3,869,114     1,845,446     1,816,485
Projects in progress                             1,339,598          --       1,339,598     1,238,923
                                               -----------   -----------   -----------   -----------
                                               $20,896,546   $15,440,756   $ 5,455,790   $ 5,355,327
                                               ===========   ===========   ===========   ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

Amortization expensed in the three months ended March 31, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $24,374. At March 31, 2008 investment in completed television programs and recordings totaled $235,827 (December 31, 2007 - $265,000). At March 31, 2008, the Company's
investment in completed motion picture, Bailey's Billion$, totaled $2,034,919 (December 31, 2007 - $2,034,919), its investment in completed television drama series totaled $1,845,446 (December 31, 2007 - $1,816,485) and its investment in projects in progress totaled $1,339,598 (December 31, 2007 - $1,238,923).

Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income.

The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $5,455,790 at March 31, 2008 as compared to $5,355,327 at December 31, 2007.

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

Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. During the quarter ended March 31, 2008 the Company capitalized interest in connection with various productions amounting to $38,110, (December 31, 2007 - $21,421). In addition, interest on the Company's film production loan totalled $29,242 for the three month period ended March 31, 2008 (three months ended Dec. 31, 2007 - $32,899) and has been capitalized to completed television drama series.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

7.    PROPERTY AND EQUIPMENT

                                                    March 31                December 31,
                                                      2008                      2007
                                                      ----                      ----
                                                  Accumulated
                                         Cost     Amortization      Net          Net
                                         ----     ------------      ---          ---

      Computer and editing equipment   $181,028     $170,550     $ 10,478     $ 11,327
      Furniture and fixtures             58,193       54,376        3,817        4,018
                                       --------     --------     --------     --------
                                       $239,221     $224,926     $ 14,295     $ 15,345
                                       ========     ========     ========     ========

8.    FILM PRODUCTION LOAN

                                                                                   December 31,
                                                                     2008             2007
                                                                     ----             ----
      A Demand loan bearing interest at prime plus 1%,
      repayable in full by June 30, 2008 was arranged for
      the financing of 6 episodes of a one hour TV series
      entitled Across the River to Motor City, which was
      produced by the Company's wholly owned subsidiary
      Across the River Productions Ltd. The loan is secured
      by all receipts including all commercialization or
      exploitation of the series worldwide including
      pre-sale and funding agreements and various tax
      credits. The loan is not secured by the parent
      company's assets and is non-recourse to parent
      company.
                                                                  $1,272,570       $1,840,604
                                                                  ----------       ----------

      Interest on the above demand loan totalled $29,242 for the three month period ended March 31, 2008 (three months ended Dec. 31, 2007 - $32,899) and has been capitalized to completed television drama series.

9.    LOANS PAYABLE

      Loans payable consist of the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

      March 31, 2008 was $891,058 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities.

10.   PREFERRED SHARES

      The Series 1 preferred shares are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay interest at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year and shall accrue and be cumulative from the date of issue. As at March 31, 2008 dividends in arrears amounted to $11,220.

      Under CICA Handbook Section 3861 and following the guidance under EIC-149, the Company has classified this series of preferred shares as a liability.

      Issued - Series 1 preferred shares

                                                  Number           $ Amount
            Balance, March 31, 2008 and 2007      494,550           494,550
                                                  =======           =======

11.   CAPITAL STOCK

      (a)   Authorized

            An unlimited number of common shares and preferred shares issuable in series 494,550 of Series 1 preferred shares.

      (b)   Issued - common shares

                                                  Number           Amount
                                                -----------       -----------
            Balance, March 31, 2008 and
              December 31, 2007                 $45,921,149       $12,652,998
                                                ===========       ===========

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

11.   CAPITAL STOCK (continued)

      (c)   Stock Option Plan

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                        Average
                                                             Number     Exercise
            Outstanding and Exercisable                    of Options    Price
            --------------------------------------------------------------------
            Balance, March 31, 2008 and December 31, 2007   4,655,000    0.16
                                                            =========    ====

            The Company has granted stock options as follows:

                                                                       Weighted
                                                         Outstanding    Average
                                 Number       Exercise       and       Remaining
Expiry Date        Grant Date    of Options   Price      Exercisable     Life
--------------------------------------------------------------------------------
June 25, 2009    June 25, 2004   3,000,000    0.10        3,000,000      1.24
May 11, 2009     May 11, 2007      200,000    0.15          200,000      1.11
May 11, 2012     May 11, 2007    1,100,000    0.15        1,100,000      4.11
July 29, 2012    July 30, 2007      15,000    0.15           15,000      4.33
April 24, 2010   April 25, 2006    100,000    0.10          100,000      2.07
Dec.29, 2009     Dec.29, 2006      240,000    1.00          240,000      1.75

                                 4,655,000                4,655,000      1.97
                                 =========                =========      ====

The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date                          May 11, 2007   May 11, 2007   July 30, 2007
--------------------------------------------------------------------------------
Number of options                        200,000      1,100,000          15,000
Expected life                          1.5 years        5 years         5 years
Price volatility                            118%           260%            290%
Dividend yield                                --            --               --
Risk-free interest rate of return          4.56%          4.54%           4.64%
Fair value                                $9,000       $110,000            $450

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

11.   CAPITAL STOCK (continued)

      (d)   Warrants

      Balance at March 31, 2008 and December 31, 2007      $708,456
                                                           ========

            Common shares have been reserved for warrants on the following basis:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
            Outstanding and Exercisable           # of Warrants        Price
--------------------------------------------------------------------------------

            Balance, March 31, 2008
                 and December 31, 2007              14,474,166          0.18
                                                    ==========          ====

The Company has granted warrants as follows:

                                                                           Outstanding         Weighted
                                               Number        Exercise          and              Average
Expiry Date            Grant Date           of Warrants       Price        Exercisable       Remaining Life
-----------------------------------------------------------------------------------------------------------
December 31, 2009      June 30, 2004          1,830,000        0.25          1,830,000            1.75
April 7, 2008          April 7, 2007          2,547,500        0.30          2,547,500            1.02
May 31, 2008           May 31, 2007           1,691,666        0.30          1,691,666            1.14
December 31, 2009      May 11, 2007             550,000        0.25            550,000            1.75
August 14, 2010        August 14, 2007        1,200,000        0.10          1,200,000            2.37
April 11, 2009         October 11, 2007       6,475,000        0.10          6,475,000            1.03
October 1, 2008        October 1, 2007          180,000        0.10            180,000            0.53
                                             ----------                     ----------            ----
                                             14,474,166                     14,474,166            0.97
                                             ==========                     ==========            ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

11.   CAPITAL STOCK (continued)

      (d)   Warrants

            The Company has recorded the fair value of warrants using the Black-Scholes options pricing model with the following assumptions.

            Grant date                               May 11, 2007     August 14, 2007    October 1, 2007
            Number of warrants                            550,000           1,200,000            180,000
            Expected life                               2.5 years             3 years          1.7 years
            Price volatility                                 118%                256%               125%
            Dividend yield                                     --                  --                 --
            Risk-free interest rate of return               4.56%               4.28%              4.22%
            Fair value                                    $27,500             $93,600             $8,280

            Grant date                           October 11, 2007
            Number of warrants                          6,475,000
            Expected life                               1.5 years
            Price volatility                                 113%
            Dividend yield                                     --
            Risk-free interest rate of return               4.22%
            Fair value                                   $604,566

      There were no warrants granted during the first quarter of 2008, however, subsequent to March 31, 2008 the board of directors approved an extension of 2,547,500 warrants to April 7, 2009 that were originally to expire in April 2008 and 1,691,666 warrants to May 31, 2009 that were originally to expire in May 2008. There was no impact to the Financial Statements for the 3 months ended March 31, 2008 as a result of the extension of the warrants.

12.   CONTRIBUTED SURPLUS

      Balance, December 31, 2007                            $  902,449
      Subscription receivable                                  229,747
                                                            ----------
      Balance March 31, 2008                                $1,132,196
                    === ====                                ==========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

13.   INTEREST EXPENSE (INCOME)

                                                                Restated
                                                  March 31,     March 31,
                                                    2008          2007
                                                    ----          ----
      Interest on convertible debentures         $ 44,552       $ 44,552
      Bank film production loan                    29,242         37,127
      Interest on preferred shares                 11,220         11,220
                                                 --------       --------

                                                   85,014         92,899
      Interest income                             (17,597)        (8,147)
                                                 --------       --------

                                                   67,417         84,752
      Less: amounts capitalized to projects       (67,352)       (79,015)
                                                 --------       --------

                                                 $     65       $  5,737
                                                 ========       ========

      Interest expense of $29,242 for the film production bank loan has been capitalized to projects in progress. (See note 8)


14.   EARNINGS (LOSS) PER SHARE

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

      For the 3 months ended March 31, 2008 and 2007, options to purchase 4,655,000 and 210,000 common shares and warrants to purchase 14,474,166 and 6,069,166 common shares, respectively were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

14.   EARNINGS (LOSS) PER SHARE (continued)

      The following table sets forth the weighted average number of common shares outstanding for each of those periods.

                                                        Number of
                                                      Common Shares
      Period                                           Outstanding
      ------                                           -----------

      March 31, 2008                                    45,921,149
      March 31, 2007                                    39,313,699

                                                                               Restated
                                                                March 31,      March 31,
                                                                  2008           2007
                                                                  ----           ----
      Numerator:
      ----------
      Net income (loss) for the period, basic and diluted     $  (117,348)   $   512,680

      Denominator:
      ------------
      Weighted average number of shares - basic                45,921,149     39,313,699
      Effect of dilutive securities:
          Stock options                                                --        554,167
          Warrants                                                     --             --
                                                              -----------    -----------

      Weighted average number of shares - diluted              45,921,149     39,867,866
                                                              ===========    ===========

      Net income (loss) per share - basic and diluted         $      0.00    $      0.01
                                                              ===========    ===========

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

                                 March 31, 2008

15.   FINANCIAL INSTRUMENTS (continued)

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

                                 March 31, 2008

15.   FINANCIAL INSTRUMENTS (continued)

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

16.   COMMITMENTS AND CONTINGENCIES

      (a) In February 2004, the Company renewed the lease for its premises. The agreement expires May 31, 2009. Minimum annual rent commitments excluding occupancy costs are as follows:

                        2008                                $ 21,750
                        2009                                  13,000
                                                            --------
                                                            $ 34,750
                                                            ========

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

                                 March 31, 2008

16.   COMMITMENTS AND CONTINGENCIES (continued)

      (e) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

      (f) In connection with certain Limited Partnership financings (Note18) the Company may be obligated to issue up to 408,000 common shares to the participants.

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

17.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended March 31, 2008 $73,750 (March 31, 2007 - $151,445) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions occur during the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

18.   LIMITED PARTNERSHIP FINANCING

      The Company has entered into tax preferred financing arrangements with limited partnerships. These limited partnerships meet the criteria for variable interest entities and are consolidated. In connection with these financings the Company received proceeds net of costs of $380,414 to date recorded as contributed surplus and subscriptions receivable (net) of $116,872 at March 31, 2008. In connection with the limited partnership financing the Company may be obligated to issue up to 408,000 common shares to the participants.

19. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                                      Restated
                                                March 31, 2008   March 31, 2007
                                                --------------   --------------
      Accounts receivable                        $   (15,523)     $    80,692
      Film tax credits receivable                    504,714        1,286,974
      Advance receivable                                  --          (59,529)

      Inventory                                        2,976            9,613
      Prepaid and sundry assets                       50,407           (1,394)
      Accounts payable and accrued liabilities        12,736          (39,844)
        Deferred revenue                                  --       (1,587,309)
                                                 -----------      -----------
                                                 $   555,310      $  (310,797)
                                                 ===========      ===========

20.   GEOGRAPHIC SALES INFORMATION

      The Company is considered by its Chief Operating Decision Maker to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                          March 31                March 31
                                    %         2008          %         2007
                                  -----       ----        -----       ----
                                                $                       $
      Revenue
             Canada                   5       4,720          93   1,886,950
             United States           67      69,958           2      42,533
             Russia                              --           4      83,442
             Europe - Other          28      29,876           1      16,150
                                  -----     -------       -----   ---------
                                  100.0     104,554       100.0   2,029,075
                                  =====     =======       =====   =========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

21.   CANADIAN GAAP AND US GAAP RECONCILIATION

      The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian and U.S. GAAP, and their effect on the consolidated financial statements of the Company, are disclosed below.

      a. Under US GAAP, FIN 48 requires the Company to evaluate whether a tax position taken by the company will "more likely than not" be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the Company is to recognize in its financial statements. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

      b. Under US GAAP, FASB 150, if the preferred shares are redeemable at the option of the holders, they should be presented as mezzanine equity. The preferred shares are retractable by the holder but are not mandatorially redeemable.

      c. Under US GAAP preferred shares are classified as mezzanine equity and the interest on preferred shares would be classified as a dividend and recorded as a reduction to the deficit under shareholders' equity. Under Canadian GAAP the preferred shares are classified as a liability and interest is expensed accordingly.

      Consolidated statements of operations:

      The net income (loss) as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                      2007
      FOR THE 3 MONTHS ENDED MARCH 31,                   2008      (restated)
                                                       ---------   ----------

      Net income (loss) in accordance with Canadian    $(117,348)   $ 512,680
      GAAP and US GAAP

      Interest on Preferred Shares (Note c)               11,220       11,220
                                                       ---------    ---------

      Net Income (Loss) in accordance with U.S.
      GAAP                                             $(106,128)   $ 523,900
                                                       ---------    ---------

      Net Income (Loss)
      per share - Basic & Diluted                      $    0.00    $    0.01
                                                       =========    =========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

21.   RECONCILIATION TO UNITED STATES GAAP (continued)

            Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                              2007
            FOR THE PERIODS ENDED MARCH 31,                    2008        (restated)
                                                           -----------    -----------
            ASSETS
            ------
            Assets in accordance with Canadian GAAP        $ 8,049,338    $ 8,492,237

            Assets in accordance with US GAAP              $ 8,049,338    $ 8,492,237
                                                           ===========    ===========

            LIABILITIES
            -----------

            Liabilities in accordance with Canadian GAAP   $ 5,050,630    $ 5,605,928

            Preferred shares (Note b)                      $  (494,550)      (494,550)
                                                           -----------       --------

            Liabilities in accordance with US GAAP           4,556,080      5,111,378

            SHAREHOLDERS' EQUITY
            --------------------

            Equity in accordance with Canadian GAAP          2,998,708      2,886,309

            Preferred Shares (Note b)                          494,550        494,550

            Effect of interest on preferred shares on
            deficit (Note c )                                   11,220         11,220

            Dividends on preferred shares (Note c)             (11,220)       (11,220)

                                                           -----------    -----------
            Equity in accordance with US GAAP                3,493,258      2,886,309
                                                           -----------    -----------

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

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

      iii) In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157), SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements. The

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited- Prepared by Management)
                         (expressed in Canadian dollars)

                                 March 31, 2008

21.   RECONCILIATION TO UNITED STATES GAAP

      Impact of Newly Issued United States Accounting Standards (continued)

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

                                 March 31, 2008

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

ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of May 14, 2008 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the three months ended March 31, 2008 and 2007. Additional information related to the Company is available on SEDAR at www.sedar.com The financial data in this document have been prepared in accordance with Canadian generally accepted accounting principles that conforms, in all material respects, with accounting principles generally accepted in the United States of America except as described in Note 21 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

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

FIRST QUARTER HIGHLIGHTS

The Company's activities in the first quarter of 2008 were focused on ongoing development and financing new production for later in the year and the continuing sales and distribution of its proprietary library. The Company reported a modest loss of $117,348, or (0.00) per share in the quarter.

      o Revenues for the three months ended March 31, 2008 decreased by $1,924,521 to $104,554 as compared to $2,029,521 for the same period in 2007. This drop in revenues reflected the fact that the Company delivered two episodes of its miniseries, Across the River to Motor City, and recognized $1,870,809 from these deliveries in the first quarter of 2007. The Company delivered no new productions in the first quarter of 2008. All of the Company's revenues in the first quarter of 2008 were generated from the Company's proprietary library of films and television programs.

      o The Company reported a modest loss of $117,348 as compared to earnings of $512,680 in the same period in 2007.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2008 AND 2007

Revenues

The Company's Revenues for the three months ended March 31, 2008 decreased by $1,924,521 to $104,554 as compared to $2,029,521 for the same period in 2007.
This drop in revenues reflected the fact that the Company delivered two episodes of its miniseries, Across the River to Motor City, and recognized $1,870,809 from these deliveries in the first quarter of 2007. The Company delivered no new productions in the first quarter of 2008.

All of the Company's revenues in the first quarter of 2008 were generated from the Company's proprietary library of films and television programs. $29,876 was derived from foreign broadcast licenses in Eastern Europe through the Company's relationship with Paris-based distributor Carrere Group. The balance of revenues, or $74,678, was derived from the Company's in-house DVD and ancillary product sales in North America. Sales in the US made up $69,958 of these revenues, with the balance of $4,720 being generated in Canada.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                  2008          %          2007          %
                                -------       ----      ---------      ----
                                    $                       $
      Revenue
             Canada               4,720        4.5      1,886,950      93.0
             United States       69,958       66.9         42,533       2.1
             Russia                  --         --         83,442       4.1
             Europe - Other      29,876       28.6         16,150       0.8
                                -------                 ---------
                                104,554                 2,029,075
                                =======                 =========

Earnings / Loss per Share

Loss for the three months ended March 31, 2008 was $117,348 or ($0.00) per share as compared to earnings of $512,680, or $0.01 per share, in the same period in 2007.

EBITDA

EBITDA, a non-GAAP financial measure defined as earnings (loss) before interest, taxes, depreciation, amortization and write-down, was negative ($91,859) in the three months ended March 31, 2008, as compared to $1,854,997 in the same period in 2007.

                                                       2008           2007
------------------------------------------------ --------------- --------------
Net Loss                                              $(117,348)     $ 512,680
------------------------------------------------ --------------- --------------
Amortization & Write-down of film
television programs and recordings                       24,374      1,376,705
------------------------------------------------ --------------- --------------
Amortization of property and equipment                    1,050          1,407
------------------------------------------------ --------------- --------------
Interest (Interest expense)                                  65        (35,795)
------------------------------------------------ --------------- --------------
EBITDA                                                $ (91,859)    $1,854,997
------------------------------------------------ --------------- --------------

Shareholders' Equity

Shareholders' equity increased year over year by $112,399 to $2,998,708 as at March 31, 2007 as compared to $2,886,309 as at December 31, 2007.

SUMMARY OF QUARTERLY RESULTS:


                                                  Restated      Restated     Restated       Restated      Restated     Restated
                         Mar. 31,      Dec. 31,   Sept. 30,      June 30,     Mar. 31,      Dec. 31,      Sept. 30,    June 30,
                          2008          2007        2007           2007        2007           2006          2006         2006
                         -------       -------    ---------     ---------    ---------      --------      ---------    --------
Revenues                 104,554       147,941     2,032,153    1,935,408    2,029,075       60,430         84,255      115,414

Operating                196,413       336,529      363,626      285,586      102,234       205,268        280,670      185,684
Expenses

Earnings (loss)
before income taxes     (117,348)    (1,633,516)    292,758      255,994      512,680     (2,019,389)     (224,648)    (153,939)

Net earnings (loss)     (117,348)    (1,633,516)    282,758      255,994      512,680     (2,019.389)     (224,648)    (153,939)


Basic  earnings           (0.00)       (0.04)        0.01         0.01         0.01          (0.06)        (0.01)       (0.00)
(loss) per common
share

Operating expenses

The Company's operating expenses for the three months ended March 31, 2008 increased by $94,179, or approximately 92% to $196,413 as compared to $102,234 in the same period in 2007. The increase in operating expenses reflects that the Company was engaged in production in the three months ended March 31, 2007 and not in production in the same period in 2008.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Sprout, October 7, 1944, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. Although a new order of Across the River to Motor City in Canada does not seem likely in the near future, the Company is preparing to expand on the primetime drama franchise established by Across the River to Motor City with a new series, entitled Rio Grande, set on the US/Mexico border and is presenting this new series concept to US broadcasters.

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

Amortization expensed in the three months ended March 31, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $24,374. At March 31, 2008 investment in completed television programs and recordings totaled $235,827 (December 31, 2007 - $265,000). At March 31, 2008, the Company's
investment in completed motion picture, Bailey's Billion$, totaled $2,034,919 (December 31, 2007 - $2,034,919), its investment in completed television drama series totaled $1,845,446 (December 31, 2007 - $1,816,485) and its investment in projects in progress totaled $1,339,598 (December 31, 2007 - $1,238,923).

The Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future. In accordance with statement of position of the American Institute of Certified Public Accountants ("SOP 00-2") all of the Company's carrying value for its completed television programs and recording are required to be expensed by the end of the prescribed ten year amortization period in 2008.

Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income.

The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $5,455,790 at March 31, 2008 as compared to $5,355,327 at December 31, 2007, as per the following table:

                                                              March 31,                  December 31,
                                                                2008                         2007
                                                                ----                         ----
                                                             Accumulated
                                                  Cost       Amortization       Net           Net
                                                  ----       ------------       ---           ---
Completed television programs                  $ 6,869,808    $ 6,633,981   $  235,827    $  265,000
   and recordings
Completed Motion picture - Bailey's Billion$     6,972,580      4,937,661    2,034,919     2,034,919
Completed television Drama Series-               5,714,560      3,869,114    1,845,446     1,816,485
Projects in progress                             1,339,598             --    1,339,598     1,238,923
                                               -----------    -----------   ----------    ----------
                                               $20,896,546    $15,440,756   $5,455,790    $5,355,327
                                               ===========    ===========   ==========    ==========

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

Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. During the quarter ended March 31, 2008 the Company capitalized interest in connection with various projects in progress amounting to $38,110 (December 31, 2007 - $21,421). In addition, interest on the Company's film production loan totalled $29,242 for the three month period ended March 31, 2008 (three months ended Dec. 31, 2007 - $32,899) and has been capitalized to completed television drama series.

Capital stock

There were no common shares, preferred shares or warrants issued in the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007 the Company had 45,921,149 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

Related Party Transactions

During the 3 month period ended March 31, 2008 $73,750 (March 31, 2007 - $151,445) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions occur during the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFL LP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library. These limited partnerships meet the criteria for variable interest entities and are consolidated. . In connection with these financings the Company received proceeds net of costs of $380,414 to date recorded as contributed surplus and subscriptions receivable (net) of $116,872 at March 31, 2008. In connection with the limited partnership financing the Company may be obligated to issue up to 408,000 common shares to the participants.

Restatement

The Company is restating its previously reported consolidated financial statements for the 3 months ended March 31, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

Summary of Restatement Adjustments

      a) The Company has determined that the previously filed financial statements for the 3 month period ended March 31, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the period ended March 31, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

            The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 3 months ended March 31, 2007. The deficit increased by $30,312.

      c) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook
            Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable and have a preferential priority participation in the residual equity of the company, accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends amounting to $11,220 would be restated as interest expense for the 3 month period ending March 31, 2008.

            The following table summarizes the impact of the restatement adjustment on the previously reported consolidated balance sheet, statement of operations and cash flows for the 3 months ended March 31, 2007.

                                                                  March 31, 2007
                                                                  --------------
            Balance Sheet
            -------------

                  Assets as previously reported                    $11,164,939
                  Assets as restated                               $11,164,939
                                                                   -----------

                  Liabilities as previously reported               $ 7,152,381
                  Interest income (Note 2 (a))                          30,312
                  Interest expense (Note 2 (b))                         11,220
                  Liabilities as restated (Note 2)                 $ 7,193,913
                                                                   -----------

                  Shareholders' Equity as previously reported      $ 4,012,558
                  Interest income (Note 2 (a))                         (30,312)
                  Interest expense (Note (b))                          (11,220)
                                                                   -----------
                  Shareholders' Equity as restated                 $ 3,971,026
                                                                   -----------

            Statement of Operations
            -----------------------

                  Net income and comprehensive income
                       As previously reported                      $   554,212
                  Interest expense (Note 2 (a))                        (30,312)
                  Interest income (Note 2 (b))                         (11,220)
                                                                   -----------
                  Net income and comprehensive income
                       As restated                                 $   512,680
                                                                   -----------

            Statement of Cash Flows
            -----------------------

                  Cash flows provided by operating activities
                       As previously reported                      $ 1,579,995
                  Interest income (Note 2 (a))                         (30,312)
                  Interest expense (Note 2 (b))                        (11,220)
                  Accrued liabilities (Note 2 (a and b))                41,532
                                                                   -----------
                  Cash flows provided by operating activities
                       As restated                                 $ 1,579,995
                                                                   -----------

                  Cash flows used in by financing activities
                       As previously reported                      $  (655,347)
                  Cash flows used in by financing activities
                       As restated                                 $  (655,347)
                                                                   -----------

                  Cash flows provided by investing activities      $  (875,827)
                  Cash flows used in investing activities
                       As restated                                 $  (875,827)
                                                                   -----------

Loans Payable

Loans payable consist of the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at March 31, 2008 was $891,058 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities.

The Company is working towards settling the outstanding current loan and no action has been taken by the debt holders and none is expected. Management is in constant communication with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the Company will be able to settle the debt in the normal course of operations.

Liquidity and Capital Resources

The Company's cash on hand as at March 31, 2008 was $246,134 as compared to $$245,872 as at December 31, 2007, an increase in cash position of $262.

A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. The loan is secured by all receipts including all commercialization or exploitation of the series worldwide including pre-sale and funding agreements and various tax credits. The loan is not secured by the parent company's assets and is non-recourse to the parent company. At March 31, 2008 the production loan totalled $1,272,570 (December 31, 2007 - $1,466,180). Interest due and paid on the above demand loan totalled $29,242 for the three month period ended March 31, 2008 (December 31, 2007 - $132,907)

The Company expects to establish renewed growth from operations and expects that proceeds from sales of Across the River to Motor City and its film library as well as new production will generate additional revenues and positive cash flow later in 2008 and beyond.

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

There have been no significant changes in the Company's accounting policies and estimates since December 31, 2007. To review the Company's critical accounting policies, refer to the Management's Discussion and Analysis in the Company's December 31, 2007 Annual Report.

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

      v)    International Financial Reporting Standards

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

CANADIAN GAAP AND US GAAP RECONCILIATION

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian and U.S. GAAP, and their effect on the consolidated financial statements of the Company, are disclosed below.

d. Under US GAAP, FIN 48 requires the Company to evaluate whether a tax position taken by the company will "more likely than not" be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the Company is to recognize in its financial statements. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

e. Under US GAAP, FASB 150, if the preferred shares are redeemable at the option of the holders, they should be presented as mezzanine equity. The preferred shares are retractable by the holder but are not mandatorially redeemable.

f. Under US GAAP preferred shares are classified as mezzanine equity and the interest on preferred shares would be classified as a dividend and recorded as a reduction to the deficit under shareholders' equity. Under Canadian GAAP the preferred shares are classified as a liability and interest is expensed accordingly.

Consolidated statements of operations:

The net income (loss) as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                         2007
FOR THE THREE MONTHS ENDED MARCH 31,                        2008      (restated)
                                                         ----------   ----------
Net income (loss) in accordance with Canadian
GAAP and US GAAP                                         $ (106,128    $ 512,680

Interest on Preferred Shares (Note c)                        11,220       11,220
                                                         ----------    ---------

Net Income (Loss) in accordance with U.S. GAAP            $ (94,908     $523,900
                                                         ----------    ---------
Net Income (Loss)
per share - Basic & Diluted                               $    0.00     $   0.01
                                                         ==========    =========

Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

FOR THE THREE MONTHS ENDED                                              2007
MARCH 31,                                                2008        (restated)
                                                     -----------    -----------
ASSETS
------

Assets in accordance with Canadian GAAP              $ 8,049,338    $ 8,492,237
Assets in accordance with US GAAP                    $ 8,049,338    $ 8,492,237
                                                     ===========    ===========

LIABILITIES
-----------

Liabilities in accordance with Canadian GAAP         $ 5,039,410    $ 5,605,928
Preferred shares (Note b)                            $  (494,550)      (494,550)
                                                     -----------    -----------
Liabilities in accordance with US GAAP                 4,544,860      5,111,378

SHAREHOLDERS' EQUITY
--------------------

Equity in accordance with Canadian GAAP                3,009,928      2,886,309
Preferred Shares (Note b)                                494,550        494,550
Effect of interest on preferred shares on deficit
(Note c )                                                 11,220        11,220
Dividends on preferred shares (Note c)                   (11,220)       (11,220)
                                                     -----------    -----------
Equity in accordance with US GAAP                      3,504,478      2,886,309
                                                     -----------    -----------

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

vi) In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("No. 141R"). This statement establishes requirements for (i) recognizing and measuring in an acquiring company's financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

      The provisions of SFAS No. 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As of December 31, 2009, management believes that SFAS No. 141R will not have a material effect on the financial position, results of operations and cash flows.

vii) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No.
      133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161 and does not anticipate any material effect on the Company's financial statements.

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

As a result of a thorough review of the Company's prior financial disclosures by management, the Company has determined that the previously filed financial statements contained errors resulting from the incorrect classification of liabilities and assets and shareholders' equity. This review made apparent the risk that the Company may not have sufficient in-house expertise to be able to comply in a timely manner with the requirements of US accounting changes and disclosure requirements in the future which would be considered a material weakness. Accordingly, management is evaluating the Company's need for additional resources to be applied to engage ingoing advice from experts in US accounting changes and in order to maintain the Company's effective disclosure control and procedures.

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of May 14, 2008 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 45,921,149.
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,655,000 outstanding options to purchase 4,655,000 common shares
Warrants: 14,474,166 outstanding to purchase 14,474,166 common shares

Item 3. Controls and Procedures.

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

      (b)   Not applicable.

      (c)   Not applicable.

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

(b)   Reports on Form 8-K

            (i) The Company filed a current report on Form 8-K dated April 7, 2008. Under item 8.01 of that 8-K the Company announced extensions of the exercise dates associated with certain warrants issued by the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DEVINE ENTERTAINMENT CORPORATION

                                      By /s/ David Devine
                                         ---------------------------------------
                                                      David Devine
                                             Director, Chairman of the Board
                                          President and Chief Executive Officer

Dated: May 14, 2008

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                           Date
--------------------------------------------------------------------------------
/s/ David Devine        Director, Chairman of the Board             May 14, 2008
                        President and Chief Executive Officer

/s/ Richard Mozer       Director, Vice-Chairman of the              May 14, 2008
                        Board, Chief Financial Officer,
                        Treasurer and Secretary