Form 10KSB/A
period 2007-12-31
Devine Entertainment CORP
filed 2008-06-27
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                 TO FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from______________________ to _______________________
 Commission file number_________________________________________________________

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

As of April 11, 2008, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the NASD OTCBB was $4,411,620 CDN.

As of April 11, 2008, the issuer had outstanding 45,921,149 shares of common stock.

The Annual Report of Devine Entertainment Corporation on Form 10-KSB for the year ended December 31, 2007 is hereby amended as follows:

      1. Page 1 after "the average of the bid and ask price shown on the NASD OTCBB was $4,610,208" is hereby amended by replacing "$4,610,208" with "$4,411,620".

      2. Page 28 - in the first bullet point under the heading "Fiscal 2007 Highlights", the first sentence is hereby amended by replacing "5,720,618" with "$5,720,628".

      3. Page 28 - the first sentence under the heading "Revenues", is hereby amended by replacing "5,720,618" with "$5,720,628".

      4. Page 29 - the first sentence under the heading "Loss per share", is hereby amended by replacing "$2,001,043" with "$1,976,469" and by replacing "$547,510" with "$572,084".

      5. Page 29 - the first column under the heading "Net Loss, 2007", is hereby amended by replacing "$547,510" with "$572,084".

      6. Page 29 - the first sentence under the heading "Shareholders' Equity", is hereby amended by replacing "$426,039" with "$381,104", by replacing "$3,211,526" with "$2,886,309" and by replacing "$2,784,587" with "$2,505,205".

      7. Page 36 - the last line under the heading "Summary of Restatement Adjustments", para (d), is hereby amended by replacing "statement" with "statements".

      8. Page 38 - the first column under the heading "Restated Consolidated Statement..., 2006 As Reported", "Interest (recovery)", is hereby amended by replacing "36,865" with "36,864".

      9. Page 38 - the fourth column under the heading "Restated Consolidated Statement..., 2006 As Restated", "Interest (recovery)", is hereby amended by replacing "51,557" with "51,556".

      10.   Page  53  -  the  first  line  of  paragraph  3  under  the  heading
            "Restatement of Previously Reported Canadian GAAP and US GAAP Reconciliation", is hereby amended by adding "mezzanine" to the phrase "classified as mezzanine equity".
            This reflects the same wording as in the description in Note 23 c) on page 99.

      11. Page 61 - the page has been amended by deleting the address at the top of the page.

      12. Page 62 - the page has been amended by deleting the address at the top of the page.

      13. Page 62 - The phrase in parenthesis "(following the opinion paragraph)" in the first sentence under the heading "Comments by Independent Chartered Accountant..." has been deleted.

      14. Page 62 - the second sentence under the heading "Comments by Independent Chartered Accountant..." has been amended by replacing" Our report to the Board of Directors and Shareholders, dated April 11, 2008, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors' report when the changes are properly accounted for and adequately disclosed in the financial statements." with "Although we conducted our audit in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated April 11, 2008 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements."

      15. Page 62 - the third signature line under the heading "Comments by Independent Chartered Accountant..." has been amended by replacing "Pubic" with "Public".

      16. Page 63 - the page has been amended by deleting the address at the top of the page.

      17.   Page  63 - under  the  heading  "Report  of  Independent  Registered
            Chartered Accountants" an amendment has been made by adding paragraph 4 "As described in Notes 2 and 23 to the consolidated financial statements, the accompanying consolidated financial statements of the Company as at December 31, 2006 and for the year then ended have been restated. We therefore amended our previous report dated March 26, 2007 on those financial statements based on our audit of the effect of the restatement to the Company's restated financial statements as of December 31, 2006 for the year then ended."

      18. Page 63 - under the heading "Comments on Auditors on U.S. - Canada Reporting Difference", line 5, an amendment has been made after "dated March 26, 2007" by adding "except for the effect of restatements described in Notes 2 and 23, which as of April 11, 2008".

      19. Page 64 - the second column under the heading "Assets, 2006 Restated (Note 2)", "(total)", has been amended by replacing "$(12,657,678)" with "$12,657,678".

      20.   Page 65 - the description column, the line above "Net Loss" has been
            amended   by   replacing   "Subscription    receivable   net"   with
            "Subscription receivable, net".

      21. Page 70 - under the heading "Restatement of Previously Issued Financial Statement (continued)" an amendment has been made by adding a sentence to the end of paragraph 2 (d); "In addition, proceeds from financing and subscriptions receivable have been grouped together in the statements of cash flows."

      22. Page 72 - the first column under the heading "Restated Consolidated Statement..., 2006 As Reported", "Interest (recovery)", is hereby amended by replacing "36,865" with "36,864".

      23. Page 72 - the fourth column under the heading "Restated Consolidated Statement..., 2006 As Restated", "Interest (recovery)", is hereby amended by replacing "51,557" with "51,556".

      24. Page 82 - the second sentence under the heading "Subscriptions Receivable", is hereby amended by replacing "175,097 - see Note 2)" with "$175,097 (see Note 2)".

      25. Page 96 - the first column under the heading "Numerator: Net loss", is hereby amended by replacing "$(547,510)" with "(572,084)".

      26. Page 97 - the third sentence under the heading "20. Limited Partnership Financing", is hereby amended by deleting "$171,520".

      27. Page 99 - the second column under the heading "For the Year Ended December 31, 2006 (restated)", is hereby amended by replacing "$(2,503,529)" with "$(2,503,549)".

      28. Page 100 - the first and second columns under the heading "Liabilities: Preferred shares (Note B)", have been amended by replacing "$(494,550)" and "$(494,550)" with "(494,550)" and
            "(494,550)".

      29. Page 100 - the first and second columns under the heading "Liabilities: Liabilities in accordance with US GAAP", have been amended by replacing "5,111,378" and "9,657,923" with "$5,111,378"
            and "$9,657,923".

      30. Page 100 - the first and second columns under the heading "Shareholders' Equity: Equity in accordance with Canadian GAAP", have been amended by replacing "2,886,309" and "2,505,205" with "$2,886,309" and "$2,505,205".

      31. Page 100 - the first and second columns under the heading "Shareholders' Equity: Equity in accordance with US GAAP", have been amended by replacing "3,380,859" and "2,999,755 with "$3,380,859"
            and "$2,999,755".

      32. Page 103 - the "s" at the end of "years" and the ",2005, 2004 and 2003" in the first sentence in the first paragraph under Item 8. CHANGES IN AND

            DISAGREEMENTS   WITH   ACCOUNTANTS   ON  ACCOUNTING   AND  FINANCIAL
            DISCLOSURE have been deleted to reflect that Mintz and partners were the Company's auditors only in 2006.

      33. Page 105 - the second sentence in the third paragraph under the heading "Disclosure Controls and Procedures" has been amended by replacing "to be able to comply in a timely manner with the requirements of Canadian and US accounting changes and disclosure requirements" with "ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP to certain transactions".

      34. Page 115 - the first and second columns under the heading of "Title of Class - Common Shares", "David Devine", have been amended by replacing "7,120,545 (3)" and "16%" with "8,620,545 (3)" and "19%".

      35. Page 115 - the first and second columns under the heading of "Title of Class - Common Shares", "Richard Mozer", have been amended by replacing "6,633,945 (4)" and "14.4%" with "8,133,945 (4)" and
            "18%".

      36. Page 115 - the first and second columns under the heading of "Title of Class - Common Shares", "Bryson Farrill", have been amended by replacing "287,750 (6)" with "278,750 (6)".

      37. Page 115 - the first and second columns under the heading of "Title of Class - Common Shares", "All directors and executive officers (5 individuals)", have been amended by replacing "14,698,740" and "32%" with "17,689,740" and "39%".

      38. Page 116 - the table in item 11 under the heading of "Security Ownership of Certain Beneficial Owners and Management", "note (3)", has been amended by replacing "250,000" with "1,000,000".

      39. Page 116 - the table in item 11 under the heading of "Security Ownership of Certain Beneficial Owners and Management", "note (4)", has been amended by replacing "250,000" with "1,000,000"

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                         (expressed in Canadian dollars)

                                    CONTENTS

                                                                         PAGE

Report of Independent Registered Public Accounting Firm                 61 - 63

Consolidated Balance Sheets                                                64

Consolidated Statements of Shareholders' Equity                            65

Consolidated Statements of Operations and Comprehensive Loss               66

Consolidated Statements of Cash Flows                                      67

Notes to Consolidated Financial Statements                              68 - 102

[LOGO] Deloitte

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

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
April 11, 2008

[LOGO] Deloitte

Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Although we conducted our audit in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated April 11, 2008 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
April 11, 2008

                                               Member of
                                               Deloitte Touche Tohmatsu

[LOGO] Mintz & Partners LLP

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

As described in Notes 2 and 23 to the consolidated financial statements, the accompanying consolidated financial statements of the Company as at December 31, 2006 and for the year then ended have been restated. We therefore amended our previous report dated March 26, 2007 on those financial statements based on our audit of the effect of the restatement to the Company's restated financial statements as of December 31, 2006 for the year then ended.

           COMMENTS BY AUDITORS ON U.S. - CANADA REPORTING DIFFERENCE

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose and present in accordance with generally accepted accounting principles conditions and events that cast substantial doubt on the company's ability to continue as a going concern. Although our audit was conducted in accordance with both Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards, our report to the shareholders dated March 26, 2007 except for the effect of restatements described in Notes 2 and 23, which as of April 11, 2008, is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditor's report when such uncertainties are adequately disclosed in the financial statements.

                                    Mintz & Partners LLP

Toronto, Ontario                    Independent Registered Chartered Accountants
March 26, 2007 except for the       Licensed Public Accountants
effect of restatement described
in Notes 2 and 23, which is as
of April 11, 2008

                        DEVINE ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2007
                         (expressed in Canadian dollars)

                                     ASSETS

                                                                                                  2007                     2006
                                                                                                                         Restated
                                                                                                                         (Note 2)
                                                                                               ------------            ------------
Cash and cash equivalents                                                                      $    245,872            $    268,001
Accounts receivable                                                                               1,028,705                  23,170
Film tax credits receivable (Note 4)                                                              1,112,207               2,127,568
Inventory                                                                                            54,871                  88,236
Prepaid and sundry assets                                                                           185,360                 190,935
Advances receivable (Note 5 & 20)                                                                   494,550                 494,550
Investment in film, television programs and recordings (Note 7)                                   5,355,327               9,444,813
Property and equipment (Note 8)                                                                      15,345                  20,405
                                                                                               ------------            ------------
                                                                                               $  8,492,237            $ 12,657,678
                                                                                               ============            ============

                                  LIABILITIES
Accounts payable and accrued liabilities                                                       $  1,569,974            $  1,492,953
Film production loan (Note 9)                                                                     1,840,604               2,121,527
Loans payable (Note 10)                                                                           1,700,800               1,700,800
Deferred revenue (Note 3 (n))                                                                            --               4,342,643
Preferred shares (Note 11)                                                                          494,550                 494,550
                                                                                               ------------            ------------


                                                                                                  5,605,928              10,152,473
                                                                                               ------------            ------------

                              SHAREHOLDERS' EQUITY
Capital stock (16)                                                                               12,652,998              12,268,006
Contributed surplus (Note 18)                                                                       902,449                 707,165
Warrants (Note 16(d)                                                                                708,456                 335,544
Deficit                                                                                         (11,377,594)            (10,805,510)
                                                                                               ------------            ------------

                                                                                                  2,886,309               2,505,205
                                                                                               ------------            ------------

                                                                                               $  8,492,237            $ 12,657,678
                                                                                               ============            ============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:

_____________________________          _____________________________
           [signed]           Director           [signed]             Director
         David Devine                          Richard Mozer

                        DEVINE ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
                         (expressed in Canadian dollars)

                                                                                                    Stock   Contributed
                                      Common Shares       Preferred Shares        Warrants         Options    Surplus     Deficit
                                 ----------------------  ------------------  -------------------  ---------  ---------  -----------
                                      #           $          #         $          #         $         #          $          $
                                                                                                             (Note 18)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, as previously reported
January 1, 2006                  35,353,508  11,745,545   494,550   494,550   4,877,450           3,180,000  1,007,376   (8,075,447)
Restatement (Note 2) reallocate
warrants from contributed
surplus                                  --          --        --                    --  199,046         --   (199,046)
Effect of reclassification of
preferred shares (Note 2)                                (494,550) (494,550)
Effect of restated loans
payable (Note 2)                                                                                                           (181,510)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, as restated
January 1, 2006                  35,353,508  11,745,545        --        --   4,877,450  199,046  3,180,000    808,330   (8,256,957)
-issuance of stock options
    (Note 16c)                                                                                    1,090,000     31,185
-Modification of warrants
   (Note 2 c)                                                                            110,512              (110,512)
-shares issued on settlement
   for services rendered and
   accounts  payable (Note 16
   b, v, vii, viii & 16 c)          551,860      74,904
-issuance of private placement
   (Note 16 b iv) and effect
   of  fair value of warrants
   (Note 2)                       3,383,331     444,557                       1,691,666   62,943
-exercise of stock options
   (Note 16 b vi)                    25,000       3,000                                             (25,000)      (500)
-expired warrants (Note 16)                                                    (499,950) (36,957)               36,957
-proceeds from financings
   (Note 18 & 20)                                                                                              249,098
Subscription receivable
(Note 6)                                                                                                      (307,393)
Net Loss as restated (Note 2)                                                                                            (2,548,553)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, as restated
December 31, 2006                39,313,699  12,268,006        --        --   6,069,166  335,544  4,245,000    707,165  (10,805,510)
-expired options (Note 16 c)                                                                       (905,000)
-settlement for services
   rendered (Note 16 b i)            68,850      10,328
-settlement of accrued
   liabilities
   (Note 16 b iii)                   63,600       9,540
-issuance of private placement
   (Note 16 b ii & 16 d)          6,475,000     365,124                       6,475,000  227,276
-grant of stock options
   (Note 16 c)                                                                                    1,315,000    119,450
-modification of warrants
 (Note 16 d)                                                                              16,256               (16,256)
-grant of warrants (Note 16 d)                                                1,930,000  129,380
- Proceeds from financings
   (Note 18 & 20)                                                                                              131,316
Subscription receivable, net
(Note 6)                                                                                                       (39,226)
                                 ---------------------------------------------------------------------------------------------------
NET LOSS                                                                                                                   (572,084)
                                 ===================================================================================================
BALANCE,                         45,921,149  12,652,998        --        --  14,474,166  708,456  4,655,000    902,449  (11,377,594)
December 31, 2007
------------------------------------------------------------------------------------------------------------------------------------

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

Summary of Restatement Adjustments

(a) In prior years, the Company issued convertible debentures. The fair value of the conversion feature was recorded as part of contributed surplus. The Company did not record the accretion of interest during the term of these convertible debentures. As a result the convertible debentures and the deficit balance were understated by $181,510. These convertible debentures were not renewed upon maturity prior to 2006. Accordingly these debentures have been recorded as loans payable.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

(d) The Company had previously recorded subscriptions receivables on the balance sheet as a current and long term asset. Under EIC-132, the Company is required to present subscriptions receivables as a reduction in equity until such time that the receivable is collected. The Company has restated subscriptions receivables accordingly and the effect of the restatement resulted in a decrease to Subscriptions receivables of $132,296, a
      decrease  to  long  term   receivable  of  $175,097  and  a  reduction  to
      contributed surplus of $307,393 at December 31, 2006. In addition, proceeds from financing and subscriptions receivable have been grouped together in the statements of cash flows.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                                  Restated Consolidated Balance Sheet
                                                                           December 31, 2006
                                            --------------------------------------------------------------------------------
                                                 2006        Affecting periods       2006                            2006
                                             As Reported       prior to 2006      Restatement         Ref        As Restated
                                            ------------     -----------------    -----------      ---------    ------------
Share subscription
  receivable                                $    132,296                           $(132,296)         (d)       $         --

Investment in film,
  television programs,
    and recordings                             9,490,501                              30,312          (b)
                                                                                     (76,000)         (f)          9,444,813
Film tax credits
  Receivable                                   2,051,568                              76,000          (f)          2,127,568

Long term receivable                             175,097                            (175,097)         (d)                 --

Total assets                                $ 12,934,759                           $(277,081)                     12,657,678

Convertible debentures                         1,519,290           181,510                            (a)
                                                                (1,700,800)                           (a)                 --
Loans payable                                                    1,700,800                            (a)          1,700,800

Preferred shares                                                   494,550                            (e)            494,550

Total liabilities                           $  9,476,413           676,060                --                      10,152,473

Capital Stock                                 12,330,949                             (62,943)         (c)         12,268,006
Contributed surplus                            1,267,449          (199,046)                           (c)
                                                                                      19,710          (c)
                                                                                    (307,393)         (c)
                                                                                    (110,512)         (c)
                                                                                      36,957          (c)            707,165
Warrants                                                           199,046                            (c)
                                                                                      62,943          (c)
                                                                                     110,512          (c)
                                                                                     (36,957)         (c)            335,544
Preferred Shares                                 494,550          (494,550)                           (e)                 --
Deficit                                      (10,634,602)                             30,312          (b)
                                                                  (181,510)                           (a)
                                                                                     (19,710)         (c)
                                                                                                                 (10,805,510)
Shareholders' equity                           3,458,346          (676,060)         (277,081)                      2,505,205

Total liabilities and
  Shareholders'
    Equity                                  $ 12,934,759      $         --         ($277,081)                   $ 12,657,678

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

                                                                                Restated Consolidated Statement of Operations
                                                                                    For the Year ended December 31, 2006
                                                                        -----------------------------------------------------------
                                                                           2006               2006                          2006
                                                                        As Reported       Restatement        Ref        As Restated
                                                                        -----------       -----------     ---------     -----------
Revenues                                                                $   423,959              --                     $   423,959

Operating expenses                                                          857,505
                                                                                             26,784          (c)
                                                                                             19,710          (c)            903,999

Stock based compensation                                                     26,784         (26,784)         (c)                 --

Interest (recovery)                                                          36,864         (30,312)         (b)
                                                                                             45,004          (e)             51,556
Amortization and write downs                                              2,016,957                                       2,016,957
                                                                        -----------                                     -----------
Expenses                                                                  2,938,110          34,402                       2,972,512
                                                                        -----------        --------                     -----------

Loss
  Comprehensive
  income (loss)                                                         $(2,514,151)       $(34,402)                    $(2,548,553)
                                                                        ===========        ========                     ===========

Earnings (loss) per
  Common share
Basic                                                                        ($0.07)             --                          ($0.07)
                                                                        ===========        ========                     ===========
Diluted                                                                      ($0.07)             --                          ($0.07)
                                                                        ===========        ========                     ===========

                                                                              Restated Consolidated Statement of Cash Flows
                                                                                   For the Year ended December 31, 2006
                                                                        -----------------------------------------------------------
                                                                           2006               2006                          2006
                                                                        As Reported       Restatement        Ref        As Restated
                                                                        -----------       -----------     ---------     -----------
OPERATING ACTIVITIES
  Loss for the year                                                     $(2,514,151)        (19,710)         (c)
                                                                                             30,312          (b)
                                                                                            (45,004)         (e)        $(2,548,553)
  Stock-based compensation                                                   86,380          19,710          (c)            106,090
  Amortization - film, television
                 programs and recordings                                    251,643                                         251,643
               - property and equipment                                       6,572                                           6,572

  Write-down of investment in film,
    television programs and recordings                                    1,758,742                                       1,758,742
  Change in non-cash operating
    assets and liabilities                                                2,566,481
                                                                        -----------         (76,000)         (f)          2,490,481
                                                                                           --------                     -----------
  Cash flows provided by
    operating activities                                                $ 2,155,667        $(90,692)                    $ 2,064,975
                                                                        -----------        --------                     -----------

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                                              Restated Consolidated Statement of Cash Flows
                                                                                   For the Year ended December 31, 2006
                                                                        -----------------------------------------------------------
                                                                           2006               2006                          2006
                                                                        As Reported       Restatement        Ref        As Restated
                                                                        -----------       -----------     ---------     -----------
FINANCING ACTIVITIES
  Increase (decrease) in film
    production loans                                                    $ 2,121,527        $ (30,312)        (b)        $ 2,091,215
  Long term receivable                                                     (175,097)         175,097         (d)                 --
  Subscription receivable                                                  (132,296)         132,296         (d)                 --
  Issuance of shares on exercise of options                                   2,500                                           2,500
  Net change in proceeds from financing and                                      --         (307,393)        (d)
  subscription receivable                                                        --          249,098         (d)            (58,295)
  Preferred share dividends paid                                            (45,004)          45,004         (e)                 --
  Shares issued on private placement                                        507,500          (62,943)        (c)            444,557
  Contributed surplus                                                       249,098         (249,098)        (d)                 --

  Warrants                                                                       --           62,943         (c)             62,943
                                                                                                                        -----------
  Cash flows provided by
    financing activities                                                  2,528,228                                       2,542,920
                                                                        -----------                                     -----------
INVESTING ACTIVITIES
  Investment in film, television
    programs and recordings                                              (4,652,779)          76,000         (f)         (4,576,779)
  Purchase of property and equipment                                         (3,105)                                         (3,105)
                                                                        -----------                                     -----------
  Cash flows used in investing activities                                (4,655,884)                                     (4,579,884)
                                                                        -----------                                     -----------

CHANGE IN CASH AND
  CASH EQUIVALENTS                                                           28,011                                          28,011

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                         239,990                                         239,990
                                                                        -----------                                     -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                           $   268,001                                     $   268,001
                                                                        -----------                                     -----------

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

Accounts payable and accrued liabilities  Other liabilities       Amortized cost

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

6.    SUBSCRIPTIONS RECEIVABLE

      The Company has entered into financing arrangements with limited partnerships (see Note 20 Limited Partnership Financings). As a part of this financing the Company has a subscriptions receivable balance of $346,619 (2006 - $307,393), which was previously presented as subscription receivable of $132,296 and long-term receivable of $175,097 (see Note 2) which is receivable over a period of 3 years, Therefore the Company, in accordance with EIC-132, the subscription receivable related to the limited partnership financing has been presented as a reduction in equity until such time the receivable is collected.

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

                                                                                                      2007
                                                                             -------------------------------------------------------
                                                                                                                             Net
                                                                                                  Accumulated             Carrying
                                                                                 Cost             Amortization              Value
                                                                             -----------          ------------           -----------
Completed television programs and recordings                                 $ 6,874,607           $ 6,609,607           $   265,000
Completed Motion picture - Bailey's Billions                                   6,972,580             4,937,661             2,034,919
Completed Television Drama Series                                              5,685,599             3,869,114             1,816,485
Projects in progress                                                           1,238,923                    --             1,238,923
                                                                             -----------           -----------           -----------
                                                                             $20,771,709           $15,416,382           $ 5,355,327
                                                                             ===========           ===========           ===========

                                                                                                      2006
                                                                             -------------------------------------------------------
                                                                                                                             Net
                                                                                                  Accumulated             Carrying
                                                                                 Cost             Amortization              Value
                                                                             -----------          ------------           -----------
Completed television programs and recordings                                 $15,996,453           $15,066,135           $   930,318
Completed Motion picture - Bailey's Billions                                   6,972,580             4,081,502             2,891,078
Projects in progress                                                           5,623,417                    --             5,623,417
                                                                             -----------           -----------           -----------
                                                                             $28,592,450           $19,147,637           $ 9,444,813
                                                                             ===========           ===========           ===========

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

      The following tables summarize the Company's amortization and write downs:
      For the Year Ended December 31, 2007

--------------------------------------------------------------------------------
                                          Completed
                                          films,
                                          television
                                          programs, &    Projects
                                          recordings    In Progress     Total
--------------------------------------------------------------------------------
Amortization                              $3,989,087            --    $3,989,087
--------------------------------------------------------------------------------
Write-down
-Artists Series                              500,332            --       500,332
-Bailey's Billions                           856,159                     856,159
-Miracle Journey                                  --    $  234,586       234,586
-October 7th                                      --         7,500         7,500
-Quarterback                                                 1,110         1,110
-Revolving Door                                                410           410
--------------------------------------------------------------------------------
Total Write-down                           1,356,491       243,606     1,600,097
--------------------------------------------------------------------------------
Total Amortization and
Write-down                                $5,345,578    $  243,606    $5,589,184
                                          ----------    ----------    ----------
--------------------------------------------------------------------------------

      For the Year Ended December 31, 2006

--------------------------------------------------------------------------------
                                          Completed
                                          films,
                                          television
                                          programs, &    Projects
                                          recordings    In Progress     Total
--------------------------------------------------------------------------------
Amortization                              $  251,643            --    $  251,643
--------------------------------------------------------------------------------
Write-down                                                                    --
-Bailey's Billions                           300,254            --       300,254
-Artists Series                              297,639            --       297,639
-Inventors Series                            277,701            --       277,701
-Red                                              --    $  498,348       498,348
-October 7th                                      --       384,800       384,800
--------------------------------------------------------------------------------
Total Write-down                             875,594       883,148     1,758,742
--------------------------------------------------------------------------------
Total Amortization &
Write-down                                $1,127,237    $  883,148    $2,010,385
--------------------------------------------------------------------------------

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

8.    PROPERTY AND EQUIPMENT

                                                            2007
                                            ------------------------------------
                                                                          Net
                                                        Accumulated     Carrying
                                              Cost      Amortization     Amount
                                            --------    ------------    --------
Computer and editing equipment              $181,028      $169,701      $ 11,327
Furniture and fixtures                        58,193        54,175         4,018
                                            --------      --------      --------

                                            $239,221      $223,876      $ 15,345
                                            ========      ========      ========

                                                            2006
                                            ------------------------------------
                                                                          Net
                                                        Accumulated     Carrying
                                              Cost      Amortization     Amount
                                            --------    ------------    --------
Computer and editing equipment              $181,028      $165,556      $ 15,472
Furniture and fixtures                        58,193        53,260         4,933
                                            --------      --------      --------

                                            $239,221      $218,816      $ 20,405
                                            ========      ========      ========

9.    FILM PRODUCTION LOAN

                                                           2007          2006
                                                           ----          ----
      A Demand loan bearing  interest at prime plus 1%,
      repayable  in full by June 30, 2008 was  arranged
      for the  financing of 6 episodes of a one hour TV
      series  entitled  Across the River to Motor City,
      which was produced by the Company's  wholly owned
      subsidiary  Across the River Productions Ltd. The
      loan is secured  by all  receipts  including  all
      commercialization  or  exploitation of the series
      worldwide    including   pre-sale   and   funding
      agreements  and various tax credits.  The loan is
      not secured by the parent company's assets and is
      non-recourse to parent company.
                                                        $1,840,604    $2,121,527
                                                        ==========    ==========

      Interest due and paid on the above demand loan totalled $132,907 (2006 - $30,312)

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

10.   LOANS PAYABLE

      Loans payable consist of the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term, accordingly the Company has restated the outstanding amount of $1,700,800 (2006 - $1,700,800) as a loan payable as at December 31, 2007. The creditors have a general security assignment on the assets of the Company. Accrued interest as at December 31, 2007 was $846,505 (2006 - $668,298) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans and has included the amount on the balance sheet as prepaid expenses and sundry assets.

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

      Under CICA Handbook Section 3861 and following the guidance under EIC-149, the Company has classified this series of preferred shares as a liability.

      Issued - Series 1 preferred shares

                                                              Number    $ Amount
                                                              ------    --------

      Balance, December 31, 2007 and 2006                    494,550     494,550
                                                             =======     =======

12.   INTEREST (INCOME) EXPENSE

                                                                      Restated

                                                       2007             2006
                                                    ---------         ---------
Interest on loans payable                           $ 178,209         $ 178,209
Bank film production loan                             132,907            30,312
Interest on preferred shares                           45,004            45,004
Other interest expense                                    321             2,548
                                                    ---------         ---------
                                                      356,441           256,073
Interest income                                       (49,912)          (34,654)
                                                    ---------         ---------
                                                      306,529           221,419

Less amounts capitalized                             (272,087)         (169,863)
                                                    ---------         ---------

                                                    $  34,442         $  51,556
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

                                                        2007            2006
                                                      ---------       ---------
Income tax (recovery) based on combined
Statutory income tax rates of 36.12%                  $(206,637)       (920,537)
Expenses renounced to
Variable Interest Entities (Note 20)                         --             917
Recognition of tax benefits as a result
of tax loss carryforward                                305,000
Valuation allowance                                    (111,000)        911,000
Other                                                    12,637           8,620
                                                      ---------       ---------

                                                      $      --       $      --
                                                      =========       =========


(b)   Future tax assets

                                                        2007            2006
                                                      ---------       ---------
Net operating loss carryforward                       $ 366,000         610,000
Investment in film, television programs
and recordings                                          263,000         (92,000)
                                                      ---------       ---------

                                                        629,000         518,000

Valuation allowance                                    (629,000)       (518,000)
                                                      ---------       ---------

Net Future Tax Assets                                 $      --       $      --
                                                      =========       =========

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

16.   CAPITAL STOCK

      (a)   Authorized

            Unlimited number of common shares and Class "A" shares

      (b)   Issued - common shares
                                                          Number        Amount
                                                        ----------    ----------
            Balance, January 1, 2006                    35,353,508    11,745,545
                                                        ----------    ----------

            Common shares issued for settlement
            of accounts payable and services
            rendered (note 16 (iv, vi and vii))            551,860        74,904

            Common shares issued on private
            placement (iv)                               3,383,331       444,557

            Common shares issued on exercise of
            stock options                                   25,000         3,000
                                                        ----------    ----------

            Balance, as re-stated December 31, 2006     39,313,699    12,268,006
                                                        ==========    ==========

            Common shares issued for settlement
            of accounts payable and services rendered
            (i and iii)                                    132,450        19,868

            Common shares issued on private
            placement (ii)                               6,475,000       365,124
                                                        ----------    ----------

            Balance, December 31, 2007                  45,921,149    12,652,998
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

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                         Average
                                                              Number    Exercise
            Outstanding and Exercisable                   of Options       Price
            --------------------------------------------------------------------
            Balance, January 1, 2006                       3,180,000        0.10

              Granted                                      1,090,000        0.34

              Exercised                                      (25,000)       0.10
                                                           ---------        ----

            Balance, December 31, 2006                     4,245,000        0.16
                                                           =========        ====

              Granted                                      1,315,000        0.15

              Expired                                       (905,000)       0.15
                                                           ---------        ----

            Balance, December 31, 2007                     4,655,000        0.16
                                                           =========        ====

            The Company has granted stock options as follows:

                                     Number     Exercise    Outstanding     Weighted Average
Expiry Date          Grant Date    of Options     Price   and Exercisable    Remaining Life
--------------------------------------------------------------------------------------------
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
                                    =========     ====       =========            ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (c)   Stock Option Plan (continued)

      The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date                                      April 25, 2006        June 11, 2006         June 11,2006
--------------------------------------------------------------------------------------------------------
Number of options                                      100,000              375,000              375,000
Expected life                                          4 years            0.6 years            0.6 years
Price volatility                                          247%                  51%                  51%
Dividend yield                                              --                   --                   --
Risk-free interest rate of return                        4.34%                4.49%                4.49%
Fair value                                              $9,900                  750                 $375

Issue date                                    December 29,2006         May 11, 2007         May 11, 2007
--------------------------------------------------------------------------------------------------------
Number of option                                       240,000              200,000            1,100,000
Expected life                                          3 years            1.5 years              5 years
Price volatility                                          215%                 118%                 260%
Dividend yield                                              --                   --
Risk-free interest rate of return                        3.94%                4.56%                4.54%
Fair value                                             $20,160               $9,000             $110,000

Issue date                                       July 30, 2007
--------------------------------------------------------------
Number of option                                        15,000
Expected life                                          5 years
Price volatility                                          290%
Dividend yield                                              --
Risk-free interest rate of return                        4.64%
Fair value                                                 450

      (d)   Warrants

      Balance as restated, January 1, 2006                            $199,046
        Restatement (Note 2 (c))                                        62,943
        Restatement (Note 2 (c))                                       (36,957)
        Restatement (Note 2 (c))                                       110,512
                                                                      --------

      Balance as restated, January 1, 2007                            $335,544
        Modification of warrants                                        16,256
        Warrants issued in private placement (note 16 (b) ii)          227,276
        Grant of warrants in exchange for Services                     129,380
                                                                      --------

      Balance at December 31, 2007                                    $708,456
                                                                      ========

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (d)   Warrants (continued)

            Common shares have been reserved for warrants on the following basis:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
Outstanding and Exercisable                       # of Warrants      Price
----------------------------------------------------------------------------
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

The Company has granted warrants as follows:

                                          Number       Exercise     Outstanding     Weighted Average
Expiry Date         Grant Date         of Warrants      Price     and Exercisable    Remaining Life
----------------------------------------------------------------------------------------------------
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
                                       ==========                   ==========            ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (d)   Warrants (continued)

      The  Company  has   recorded   the  fair  value  of  warrants   using  the
      Black-Scholes options pricing model with the following assumptions.

Grant date                                        May 31, 2006             May 11, 2007         August 14, 2007
Number of warrants                                   1,691,666                  550,000               1,200,000
Expected life                                           1 year                2.5 years                 3 years
Price volatility                                          144%                     118%                    256%
Dividend yield                                              --                       --                      --
Risk-free interest rate of return                        4.22%                    4.56%                   4.28%
Fair value                                             $62,943                  $27,500                 $93,600

Grant date                                    October 11, 2007          October 1, 2007
Number of warrants                                   6,475,000                  180,000
Expected life                                        1.5 years                1.7 years
Price volatility                                          113%                     125%
Dividend yield                                              --                       --
Risk-free interest rate of return                        4.22%                    4.22%
Fair value                                            $604,566                   $8,280

      (e)   Stock-based Compensation

            In 2007, the Company granted a total of stock-based compensation valued at $259,158 (2006 - 106,090). The Stock-based compensation was comprised of shares issued in exchange for services rendered valued at $10,328 (2006 - $74,905) as described in Note 16 (b)(i) (2006 - Notes 16 (b)(v), 16 b) vii, and 16b)viii), options in exchange for services rendered valued at $119,450 (2006 - $31,185 as restated) as described in note 16 c) (2006 - Note 16 c) and warrants in exchange for services rendered valued at $129,380 (2006 - $0.00) as described in note 16(d).

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

                                                                     Number of
                                                                   Common Shares
Year                                                                Outstanding
----                                                               -------------
2007                                                                 45,921,149
2006                                                                 39,313,699

                                                    2007           Restated 2006
                                                ------------       ------------
Numerator:
----------
Net loss                                        $   (572,084)      $ (2,548,553)
                                                ------------       ------------

Denominator:
------------
Weighted average shares                           40,813,586         37,575,373
                                                ============       ============

Basic and diluted loss per share                $      (0.01)      $      (0.07)
                                                ============       ============

18.   CONTRIBUTED SURPLUS

      Balance as reported January 1, 2006                             1,007,376
        Restatement (Note 2)                                           (199,046)
                                                                     ----------
      Balance as restated, January 1, 2006                              808,330
        Issuance of stock options (Note 16 (c))                          31,185
        Fair value of stock options exercised                              (500)
        Proceeds from financing (Note 20)                               249,098
        Fair value of expired warrants                                   36,957
        Subscriptions receivable                                       (307,393)
        Restatement (Note 2 (c))                                       (110,512)
                                                                     ----------
      Balance at December 31, 2006                                   $  707,165
                                                                     ==========

      Balance as restated, January 1, 2007                              707,165
        Reissuance of warrants                                          (16,256)
        Grant of stock options                                          119,450
        Subscriptions receivable                                        (39,226)
        Proceeds from financing (Note 20)                               131,316
                                                                     ----------
      Balance at December 31, 2007                                   $  902,449
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

20.   LIMITED PARTNERSHIP FINANCING

      The Company has entered into tax preferred financing arrangements with limited partnerships. These limited partnerships meet the criteria for variable interest entities and are consolidated. In connection with these financings the Company received proceeds net of costs of $131,316 (2006 - $249,098) recorded as contributed surplus and subscriptions receivable
      (net) of $39,226 (2006 - 307,393). In connection with the limited partnership financing the Company may be obligated to issue up to 408,000 common shares to the participants.

21. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                                     Restated
                                                      2007             2006
                                                   -----------      -----------
Accounts receivable                                $(1,005,535)         206,411
Film tax credits receivable                          1,015,361       (2,127,568)
Inventory                                               33,365              (96)
Prepaid and sundry assets                               65,575         (164,623)
Accounts payable and accrued liabilities                86,561          233,714
Deferred revenue                                    (4,342,643)       4,342,643
                                                   -----------      -----------

                                                   $(4,147,316)     $ 2,490,481
                                                   ===========      ===========

The supplemental cash flow information
are as follows:                                          2007             2006
                                                        ------           ------
Non-cash transactions
Settlement of accrued liabilities by share
Issuance (Note 16 (b) iii)                               9,540           69,790

Directors fees paid by share issuance
  (Note 16 (b)(i)                                       10,328            5,115

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

22.   GEOGRAPHIC SALES INFORMATION

      (a) The Company is considered by its Chief Operating Decision Maker to operate in one industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                   %           2007             %         2006
                                 -----       ---------        -----      -------
                                                 $                          $
Revenue
  Canada                          92.1       5,661,044          6.7       28,432
  United States                    4.2         260,661         64.6      273,901
  France                           1.2          71,000         16.2       68,723
  Europe - Other                   2.1         130,214          8.9       37,539
  Other foreign                    0.4          21,658          3.6       15,364
                                 -----       ---------        -----      -------

                                 100.0       6,144,577        100.0      423,959
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

            Consolidated statements of operations:

            The loss as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                        2006
FOR THE YEARS ENDED DECEMBER 31,                         2007        (restated)
                                                     -----------    -----------

Loss in accordance with Canadian GAAP and US GAAP    $  (572,084)   $(2,548,553)

Interest on preferred shares (Note c)                     45,004         45,004
                                                     -----------    -----------

Loss in accordance with US GAAP                      $  (527,080)   $(2,503,549)
                                                     ===========    ===========

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
                                                 ============      ============

LIABILITIES
-----------

Liabilities in accordance with
  Canadian GAAP                                  $  5,605,928      $ 10,152,473

Preferred shares (Note b)                            (494,550)         (494,550)
                                                 ------------      ------------

Liabilities in accordance with US GAAP           $  5,111,378      $  9,657,923

SHAREHOLDERS' EQUITY
--------------------

Equity in accordance with Canadian GAAP          $  2,886,309      $  2,505,205

Preferred Shares (Note b)                             494,550           494,550

Effect of interest on preferred shares
  on deficit (Note c)                                  45,004            45,004

Dividends on preferred shares (Note c)                (45,004)          (45,004)

                                                 ------------      ------------
Equity in accordance with US GAAP                $  3,380,859      $  2,999,755
                                                 ------------      ------------

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

RESTATEMENT OF PREVIOUSLY REPORTED CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

The Company has determined that the preferred shares should be classified as mezzanine equity under US GAAP as noted in b) and therefore restated its previously reported Canadian GAAP and US GAAP reconciliation. As noted in c) above the Company reported dividends on the preferred shares instead of interest reported in prior year.

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