Form 10-Q
period 2008-06-30
Devine Entertainment CORP
filed 2008-08-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________
                        Commission file number 000-51168

                        DEVINE ENTERTAINMENT CORPORATION
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

--------------------------------------------------------------------------------
Large accelerated filer                        Accelerated filer
--------------------------------------------------------------------------------
Non-accelerated filer                          Smaller reporting company |X|
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

As of August 14, 2008 the registrant had 45,980,549 shares of common stock, no par value, issued and outstanding.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis or Plan of Operation            39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           65

Item 4T. Controls and Procedures                                              65

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    67

Item 1A. Risk Factors                                                         67

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          67

Item 3.  Defaults Upon Senior Securities                                      67

Item 4.  Submission of Matters to a Vote of Security Holders                  67

Item 5.  Other Information                                                    67

Item 6.  Exhibits and Reports on Form 8-K                                     67

Signatures                                                                    69

Item 1.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2008

                                    CONTENTS

                                                                          PAGE

Balance Sheet                                                               4

Statement of Shareholders' Equity                                           5

Statement of Operations                                                     6

Statement of Cash Flows                                                     7

Notes to Financial Statements                                             8 - 38

                        DEVINE ENTERTAINMENT CORPORATION
                                 Ontario, Canada
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                         (expressed in Canadian dollars)

                                  JUNE 30, 2008

                                     ASSETS

                                                    June 30         December 31
                                                      2008             2007
                                                  ------------     ------------
Cash and cash equivalents                         $    130,017     $    245,872
Accounts receivable                                    142,116        1,028,705
Film tax credits receivable (Note 4)                   212,361        1,112,207
Inventory                                               52,363           54,871
Prepaid expenses and sundry assets                     140,498          185,360
Advances receivable (Note 5)                           494,550          494,550
Investment in film, television
  programs and recordings (Note 6)                   2,062,009        5,355,327
Equipment (Note 7)                                      13,318           15,345
                                                  ------------     ------------

                                                  $  3,247,232     $  8,492,237
                                                  ============     ============

                                  LIABILITIES

Accounts payable and accrued liabilities          $  1,684,481     $  1,569,974
Film production loan (Note 8)                               --        1,840,604
Loans payable (Note 9)                               1,700,800        1,700,800
Preferred shares (Note 10)                             494,550          494,550
                                                  ------------     ------------

                                                     3,879,831        5,605,928
                                                  ============     ============

                       SHAREHOLDERS' EQUITY (DEFICIENCY)

Capital stock (Note 11)                             12,661,908       12,652,998
Contributed surplus (Note 12)                        1,068,369          902,449
Warrants (Note 11(d)                                   772,283          708,456
Deficit                                            (15,135,159)     (11,377,594)
                                                  ------------     ------------

                                                      (632,599)       2,886,309
                                                  ------------     ------------

                                                  $  3,247,232     $  8,492,237
                                                  ============     ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

             INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

    FOR THE SIX MONTHS ENDED JUNE 30TH, 2008 AND YEAR ENDED DECEMBER 31, 2007

                                                                                                Stock      Contributed
                                             Common Shares                 Warrants            Options       Surplus      Deficit
                                       -------------------------    ----------------------    ---------    -----------  -----------
                                            #              $            #             $           #             $             $
                                                                                                            (Note 12)
                                       --------------------------------------------------------------------------------------------
BALANCE, as restated (note 2)
December 31, 2006                      39,313,699     12,268,006    6,069,166      335,544    4,245,000      707,165    (10,805,510)

- expired options                                                                              (905,000)

- settlement for services rendered         68,850         10,328

- settlement of accrued liabilities        63,600          9,540

- issuance of private placement         6,475,000        365,124    6,475,000      227,276

- grant of stock options                                                                      1,315,000      119,450

- modification of warrants                                                          16,256                   (16,256)

- grant of warrants                                                 1,930,000      129,380

- proceeds from financings                                                                                   131,316

- subscription receivable, net                                                                               (39,226)

NET LOSS                                                                                                                   (572,084)
                                       --------------------------------------------------------------------------------------------
BALANCE,                               45,921,149     12,652,998   14,474,166      708,456    4,655,000      902,449    (11,377,594)
December 31, 2007

- subscription received                                                                                      229,747

- settlement of accrued liabilities        59,400          8,910

- modification of warrants                                                          63,827                   (63,827)

NET LOSS                                                                                                                 (3,757,565)
                                       --------------------------------------------------------------------------------------------
BALANCE, June 30, 2008                 45,980,549     12,661,908   14,474,166      772,283    4,655,000    1,068,369    (15,135,159)
                                       --------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended June 30,         Six months ended June 30,
                                                                       2008              2007             2008              2007
                                                                   ------------      ------------     ------------      ------------
                                                                                      As Restated                        As Restated
                                                                                       (note 2)                            (note 2)
REVENUE                                                            $    149,587      $  1,935,408     $    254,141      $  3,964,483
                                                                   ------------      ------------     ------------      ------------

EXPENSES
Selling, general and administrative                                     212,650           285,586          409,063           387,820
Amortization
- film, television programs and recordings                               75,076         1,354,414           99,450         2,731,119
- equipment                                                                 977             1,308            2,027             2,715
Write-down of Investment in film, television programs                 3,477,698                          3,477,698
and recordings (Note 6)
Interest (Note 13)                                                       23,403             8,846           23,468            44,895
                                                                   ------------      ------------     ------------      ------------
                                                                      3,789,804         1,650,154        4,011,706         3,166,549
                                                                   ------------      ------------     ------------      ------------

NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)                                                      $ (3,640,217)     $    285,254     $ (3,757,565)     $    797,934

EARNINGS (LOSS) PER SHARE (Note 14)

Basic and diluted                                                  $      (0.08)     $       0.01     $      (0.08)     $       0.02
                                                                   ============      ============     ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted                                                    45,930,287        39,370,444       45,925,718        39,342,228
                                                                   ============      ============     ============      ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Three months ended June 30,        Six months ended June 30,
                                                                         2008            2007             2008             2007
                                                                                      As Restated                       As Restated
                                                                                        (note 2)                          (note 2)
OPERATING ACTIVITIES

Net income (loss) for the period                                     $(3,640,217)     $   285,254      $(3,757,565)     $   797,934
Stock based compensation                                                      --          146,500               --          146,500
Amortization - film, television programs
               and recordings                                             75,076        1,354,414           99,450        2,731,119
             - equipment                                                     977            1,308            2,027            2,715
Write-down of investment in film, television programs                  3,477,698                         3,477,698
and recordings
Change in non-cash components of
 working capital (Note 19)                                             1,401,912       (1,055,295)       1,957,222       (1,365,992)
                                                                     -----------      -----------      -----------      -----------
                                                                       1,315,446          732,181        1,778,832        2,312,276
                                                                     -----------      -----------      -----------      -----------
FINANCING ACTIVITIES
Increase (decrease) of film production loans                          (1,272,570)         (21,667)      (1,840,604)        (677,014)
Proceeds from financing and
subscription receivable                                                       --                           229,747               --
                                                                     -----------      -----------      -----------      -----------
                                                                      (1,272,570)         (21,667)      (1,610,857)        (677,014)
                                                                     -----------      -----------      -----------      -----------

INVESTING ACTIVITIES
Investment in film, television programs and recordings                  (158,993)        (873,444)        (283,830)      (1,749,271)
                                                                     -----------      -----------      -----------      -----------
                                                                        (158,993)        (873,444)        (283,830)      (1,749,271)
                                                                     -----------      -----------      -----------      -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                     (116,117)        (162,830)        (115,855)        (114,009)

CASH AND CASH EQUIVALENTS, Beginning of period                           246,134          316,822          245,872          268,001
                                                                     -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                             $   130,017      $   153,992      $   130,017      $   153,992
                                                                     ===========      ===========      ===========      ===========


SUPPLEMENTARY CASH FLOW INFORMATION
  Interest paid                                                      $     2,349      $        --      $    31,591      $        --
  Income taxes paid                                                  $        --      $        --      $        --      $        --

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

1.    NATURE OF BUSINESS AND GOING CONCERN

      Devine   Entertainment   Corporation  (the  "Company")  is  an  integrated
      developer and producer of children's and family programs for worldwide television and film broadcast and home video markets.

      Television and film production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such television and film programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public. Furthermore, the industry has long operating cycles that require cash injections into new projects significantly ahead of the delivery and exploitation of the final production.

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

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The Company is restating its previously reported consolidated financial statements for the 3 and 6 months ended June 30, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

      Summary of Restatement Adjustments

      a) The Company has determined that the previously filed financial statements for the 3 and 6 month period ended June 30, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the 6 period ended June 30, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

            The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 6 months ended June 30, 2007. The deficit increased by $30,312.

      b) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook
            Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable, and have a preferential priority participation in the residual equity of the Company; accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends amounting to $11,220 would be restated as interest expense for the 3 month period ending June 30, 2007 and dividends amounting to $22,440 would be restated as interest expense for the 6 month period ending June 30, 2007.

      c) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options issued for the 3 and 6 month periods ended June 30, 2007. As a result, contributed surplus increased by $94,500 and warrants increased by $22,740. This was offset by an increase to the deficit of $117,240 resulting in a reduction to net income and comprehensive income of $117,240.

            The following table summarizes the impact of the restatement adjustment on the previously reported statements of operations and cash flows for the 3 and 6 months ended June 30, 2007.

            Statement of Operations
                                                   3 months          6 months
                                                 June 30, 2007    June 30, 2007

Net income and comprehensive income
  As previously reported                           $ 413,714        $ 967,926
Interest expense (Note 2 a)                               --          (30,312)
Interest income (Note 2 b)                           (11,220)         (22,440)
Selling, general and administrative                 (117,240)        (117,240)
                                                   ---------        ---------
Net income and comprehensive income
  As restated                                      $ 285,254        $ 797,934

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Statement of Cash Flows
                                                     3 months        6 months
                                                  June 30, 2007    June 30, 2007

Cash flows provided by operating activities
  As previously reported                           $   732,181     $ 2,312,276
Net loss for the period                               (128,460)       (169,992)
Stock based compensation (Note 2 (c)                   117,240         117,240
Accrued liabilities (Note 2 a and b)                    11,220          52,752
                                                   -----------     -----------
Cash flows provided by operating activities
  As restated                                      $   732,181     $ 2,312,276
                                                   -----------     -----------

Cash flows used in financing activities
  As previously reported                           $   (21,667)    $  (677,014)
Cash flows used in financing activities
  As restated                                      $   (21,667)    $  (677,014)
                                                   -----------     -----------

Cash flows used in investing activities            $  (873,444)    $(1,749,271)
                                                   -----------     -----------
Cash flows used in investing activities
  As restated                                      $  (873,444)    $(1,749,271)
                                                   -----------     -----------

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared in accordance with the Canadian Institute of Chartered Accountants standards for interim financial statements. These financial statements follow the same accounting polices and methods of their application as the most recent annual financial statements; however, they do not include all of the disclosure requirements for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007. Note 21 describes and reconciles the significant measurement differences between Canadian GAAP and accounting principles generally accepted in the United States ("US GAAP") affecting the accompanying interim consolidated financial statements. A summary of significant accounting principles is set below:

      (a)   Revenue recognition

            Revenue is derived from broadcast licensing agreements, royalties, distribution fees, the sale of distribution rights, sale of copyright interests and the sale of home videos. All revenue is recognized upon meeting all recognition requirements of Statement of Position 00-2 of the American Institute of Certified Public Accountants ("SOP 00-2"). Revenue from the sale of film and television programming rights and license arrangements is recognized only when persuasive evidence of a sale or arrangement with a customer exists, the film is complete and the contractual delivery arrangements have been satisfied, the license period has commenced, the arrangement fee is fixed or determinable, collection of the arrangement fee is reasonably assured, and other conditions as specified in the respective agreements have been met.

            Revenue from broadcast licensing agreements, together with related costs, and revenue from the sale of copyright interests are recognized once the licensing periods have commenced, the programs are delivered and collection is reasonably assured.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (a)   Revenue recognition (continued)

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

      (b)   Basis of consolidation

            These consolidated financial statements include the accounts of Devine Entertainment Corporation, its wholly-owned subsidiaries, Across the River Productions and across the River II Productions as well as Variable Interest Entities ("VIEs"). All inter-company transactions have been eliminated.

            The  Company   adheres  to  the  Canadian   Institute  of  Chartered
            Accountants' ("CICA") Accounting Guideline 15 (AcG-15), "Consolidation of Variable Interest Entities". AcG-15 is substantially similar to the Financial Accounting Standards Board interpretation No.46R ("FIN 46R") "Consolidation of Variable Interest Entities". AcG-15 provides guidance that addresses when a company should consolidate in its financial statements the assets, liabilities and operating results of another entity. Under previous guidance, a company generally included another entity in its consolidated financial statements only if it controlled the entity through a controlling voting interest. AcG-15 requires a VIE to be consolidated by a company if that company is the primary beneficiary of that entity.

            Accordingly, the Company has included the results of operations of certain limited partnerships.

      (c)   Inventory

            The Company's inventory consists of finished goods and is stated at the lower of cost and net realizable value. Finished goods are comprised mainly of DVD's, videos, and teachers' guides of previously released productions for resale through various distribution channels.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Amortization is determined based on the ratio that current gross film revenues bear to management's estimate of total remaining ultimate gross film revenue as of the beginning of the current fiscal year on a program-by-program basis (the "individual film forecast method"). Revenue and film carrying costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized film costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (e)   Cash and cash equivalents

            Cash and cash equivalents include cash and all investments purchased with an original maturity of three months or less at the date of purchase. Cash and Cash equivalents are held in three major financial institutions located in Canada.

      (f)   Equipment

            Equipment are recorded at cost less accumulated amortization. Amortization is provided for on the declining balance basis at the following annual rates:

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

      (h)   Government and other assistance

            The Company has access to various government programs, including refundable film and television tax credits that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable tax credits are recorded as a reduction of the cost of related films. Tax credits are recognized when the Company has persuasive evidence to determine that it is probable that the amount claimed will be received.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            For  stock  based   compensation   issued  to  non  employees,   the
            Corporation recognizes an expense based on the fair value of the equity instrument issued.

      (j)   Income taxes

            The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. When the realization of a future tax asset is determined to not be more likely than not realized, a valuation allowance is provided.

      (k)   Earnings per share

            Earnings per share are  computed in  accordance  with Section  3500:
            Earnings per Share of the CICA Handbook, which directs that the treasury stock and if-converted method be used to calculate diluted earnings per share.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            valuation allowances and other project related accruals. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

      (m)   Impairment of long-lived assets

            Long-lived assets include equipment and investments in films, television programs and recordings. Equipment is accounted for as per SFAS 144 (see Note 3(f)). Investment in films, television programs and recordings is accounted for as per SOP-00-2 (see Note
            6). Long-lived assets are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable.
            Impairment exists when the carrying value of the Company's investment in films, television programs and recordings is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash flows from the asset.

      (n)   Deferred revenue

            Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

      (o)   Basis of presentation

            The Company is presenting its balance sheet as an unclassified balance sheet as its normal operating cycle is more than one year.

      (p)   Adoption of new accounting standards

            Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement; Section 3861, Financial Instruments - Measurement, Disclosure and Presentation; and Section 3865, Hedges. As required by the standards, these resulting changes in accounting policies have been applied retrospectively with no restatement to prior periods.

            i. Comprehensive Income: Section 1530 establishes standards for reporting and display of comprehensive income. Unrealized gains or losses on available-for-sale investments, and the effective portion of gains or losses on derivatives designated as cash flow hedges and hedges of the net investment in self-sustaining foreign operations are included in other comprehensive income ("OCI") and accumulated other comprehensive income ("AOCI") is included as a separate component of equity. The Company had no such OCI or loss transactions for the year ended December 31, 2007 and there were no opening or closing balances for AOCI.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            The adoption of these standards had no impact on opening retained earnings and therefore did not result in a transitional adjustment as of January 1, 2007.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT Measurement ACCOUNTING POLICIES (continued)

      The Corporation's financial assets and liabilities are recorded and measured as follows:

Asset/Liability                    Category                       Measurement
---------------                    --------                       -----------
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

            iii.  On  January  1,  2007,  the  Company   adopted  Section  1506,
                  "Accounting Changes", from the CICA Handbook. This Section establishes criteria related to the accounting treatment to adopt and disclosure requirements for accounting changes made, revision of accounting estimates and correction of errors. The adoption of these new standards had no material impact on the Company's financial statements.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            iv) In 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets ("CICA 3064"). CICA 3064, which replaces
                  Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The new standard is effective for the Company's interim and annual consolidated financial statements for periods commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

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

4.    FILM TAX CREDITS RECEIVABLE

      Film tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at June 30, 2008, the Company expects to receive tax credits of nil (December 31, 2007 - $194,080) from the Canadian government and nil (December 31, 2007 - $820,766) from the Ontario government for its completed productions. The Company has accrued $115,000 for tax credits receivable related to its projects in progress (December 31, 2007 - $97,361)

5.    ADVANCES RECEIVABLE

      Advances to an unrelated company bear interest at 6.5% per annum and are due December 16, 2014.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS

      In accordance with statement of position of the American Institute of Certified Public Accountants ("SOP 00-2"), the Company's Investment in Film, Television Programs and Recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

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

      Development costs which are expected to benefit future periods are also capitalized. Projects in progress include the costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are added to investment in film, television programs, and recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income.

      The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $2,062,008 as at June 30, 2008 (December 31, 2007 - $5,335,327).

                                                                                     June 30,                           December 31,
                                                                                       2008                                2007
                                                                                   ------------                         ------------
                                                                                                          Net               Net
                                                                                   Accumulated         Carrying           Carrying
                                                                     Cost          Amortization          Value             Value
                                                                  -----------      ------------       -----------       -----------
Completed television programs and recordings                      $ 6,862,840       $ 6,774,041       $    88,799       $   265,000
Completed Motion picture - Bailey's Billion$                        6,972,580         6,972,580                --         2,034,919
Completed Television Drama Series                                   5,793,598         4,629,248         1,164,350         1,816,485
Projects in progress                                                  808,860                --           808,860         1,238,327
                                                                  -----------       -----------       -----------       -----------
                                                                  $20,437,878       $18,375,869       $ 2,062,009        $5,335,327
                                                                  ===========       ===========       ===========       ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Amortization and write-down expensed in the three months ended June 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $3,552,773 (2007 - $1,354,414). Amortization and write-down expensed in the six months ended June 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $3,577,148 (2007 - $2,731,119).

      The following table summarizes the Company's amortization and write downs:

For the                                                             Three months ended      Six months ended
                                                                         June 30, 2008         June 30, 2008
------------------------------------------------------------------------------------------------------------
                                Completed films,
                                television programs,   Projects In
                                & recordings           Progress               Total                 Total
------------------------------------------------------------------------------------------------------------
Amortization

-Artists Series                        $75,076                 -               $75,076               $99,450
------------------------------------------------------------------------------------------------------------
Write-down

-Artists Series                         64,982                                  64,982                64,982
-Bailey's Billions                   2,034,919                               2,034,919             2,034,919
-Across the River                      760,134                                 760,134               760,134
-Writers Series                              -           428,196               428,196               428,196
-Humchucker                                  -           189,467               189,467               189,467
------------------------------------------------------------------------------------------------------------
Total Write-down                     2,860,035           617,663             3,477,698             3,477,698
------------------------------------------------------------------------------------------------------------
Total Amortization and
Write-down                          $2,935,111          $617,663            $3,552,774            $3,577,148
------------------------------------------------------------------------------------------------------------

      The following table summarizes Company's amortization expenses:

                                                                         Three months ended                  Six months ended
                                                                              June 30                             June 30
Amortization                                                           2008              2007              2008              2007

Completed television programs and recordings                        $   75,076        $   21,834        $   99,450        $   65,960
Completed Motion picture - Bailey's Billion$                                --                --                --                --
Completed Television Drama Series                                           --         1,332,580                --         2,665,159
                                                                    ----------        ----------        ----------        ----------

                                                                    $   75,076        $1,354,414        $   99,450        $2,731,119
                                                                    ==========        ==========        ==========        ==========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

The following table summarizes Company's write-downs:

                                                                   Three months ended             Six months ended
                                                                        June 30                       June 30
Write-downs                                                        2008           2007           2008           2007

Completed television programs and recordings                    $   64,982       $   --       $   64,982       $   --
Completed Motion picture - Bailey's Billion$                     2,034,919           --        2,034,919           --
Completed Television Drama Series                                  760,134           --          760,134           --
Projects in progress                                               617,663           --          617,663           --
                                                                ----------       ------       ----------       ------
                                                                $3,477,698       $   --       $3,477,698       $   --
                                                                ==========       ======       ==========       ======

      Completed Television Programs and Recordings

      Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the three months ended June 30, 2008 totaled $140,058 (2007 - $21,834) including a write down of $64,982 (2007
      - $nil). Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the six months ended June 30, 2008 totaled $164,432 (2007 - $74,707) including a write down of
      $64,982 (2007 - $nil).

      At  June  30,  2008  investment  in  completed   television  programs  and
      recordings totaled $88,799 (December 31, 2007 - $265,000).

      In the nine-year period from 1999 to 2007, The Artists Specials, the last series of films in its completed television programs and recordings with a net carrying value remaining, generated approximately $5,850,000 in its first eight years after the original release, which is an average of $650,000 per annum. The Company's ultimate revenue estimates for The Artists' Specials in 2008 is approximately $300,000, based on its history of sales in North American DVD markets and estimates from its recent distribution agreement for the foreign territories. While, the Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future, in accordance with SOP 00-2 all of the Company's carrying value for its completed television programs will be expensed by the end of the proscribed ten year amortization period of The Artists Specials at the end of 2008. Accordingly, the Company accelerated the expensing of its completed television programs and recordings in the three months ended June 30, 2008 and wrote down its carrying value by $106,263.

      Completed Motion Picture - Bailey's Billion$

      In the three and six months ended June 30, 2008, the Company wrote down the balance of it's investment in completed motion picture, Bailey's
      Billion$,  totaling  $2,034,919  (2007 -  $nil).  At June  30,  2008,  the
      Company's investment in completed motion picture, Bailey's Billion$, totaled $nil (December 31, 2007 - $2,034,919),

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Ultimate revenue estimates for the Company's completed motion picture were based on in-depth discussions with and estimates provided by experienced third-party distributors and sales agents, including the contracted foreign sales agent and United States distributor. Each of these distributors has well over 20 years of experience in its area of sales and distribution. The third party sales estimates and the agreements have been reviewed and approved the motion picture's co-producers, copyright purchasers and production lending bank and then discounted by the Company in an effort to provide conservative and realizable ultimate revenue estimates.

      In the United States, Management has used the Company's twenty years of experience with broadcasters in conjunction with the United States distributor's estimates for three windows over ten years as a basis for its television sales estimates. With regard to DVD/video sales estimates, the Company has reviewed distributors' estimates and compared them to the Company's historical sales. P&L models based on these sales estimates and incorporating the distribution fees and expenses defined in the Company's distribution agreements assuming between 500,000 to 1,000,000 unit sales over ten years with average net revenue of $4.26 (U.S.) per unit were discounted and support what management believes are conservative ultimate revenue estimates. The estimates were based on an initial release at a retail pricing of $24.98 (U.S.) for rental and initial sell through release and subsequent drops in pricing to $14.98 (U.S.) and $12.98 (U.S.) as the DVD release migrates to distribution in mass market sell-through and discount markets over the ten-year period. The Company compared and supported this figure with industry standards and published unit sales for comparative family feature films and then discounted them conservatively and modeled the estimates to incorporate the distribution fees and expense limitations in its various distribution agreements. The models provided net revenue estimates of approximately $5 million (U.S.), which the Company then discounted to less than fifty percent (50%), which in effect reflects 750,000 unit sales over ten years at the lowest price and margin.

      For estimates in the foreign territories, the Company has relied on its sales agents' estimates on an all rights basis per territory. The Company's ultimate revenue estimates were based on bank approved estimates of initial advance payments per territory which do not take into account any second window television license values and longer term DVD/video royalty payments. These estimates were then discounted to match the discounted United States ultimate revenue estimates, conservatively assuming that all of the other territories around the world would not exceed the revenues from the United States market.

      While actual revenues of $6,140,000 from the Company's Completed Motion Picture in the first two years were above the Company's original ultimate revenue estimates and a drop-off was expected while certain non-fundable advances in foreign territories were recouped by distributors, the Company revised its remaining ultimate revenues to approximately $27 million for the next six years in light of changing market conditions and the declining performance of its distributors and accordingly wrote down the net carrying value of Bailey's Billion$ by $856,159 in the fourth quarter of 2007.

      Although, revenues exceeded the Company's estimates in 2004 and 2005 and the motion picture performed well in the marketplace, sales dropped of dramatically in 2006 and there were no sales reported in 2007, which reflected a lack of reporting and a dispute between the U.K. based co-producer and the master distributor which the co-producer, through a related party, has a significant ownership stake. Although, the Company has continued to pursue resolution of the distribution of the completed motion picture and made effort to repatriate its exploitation rights, no new sales have been reported, although the Company believes sales have been made and revenues have been generated in the period, and the Company no longer has any confidence in the determinability of revenues from its completed motion picture. Accordingly the Company is writing down the balance of its carrying value in the second quarter of 2008.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Completed Television Drama Series

      In the three months ended June 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the three months ended June 30, 2008 there was no amortization (2007 - $1,332,180) of the Company's its investment in completed television drama series. In the six months ended June 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the six months ended June 30, 2008 there was no amortization (2007 - $2,665,159) of the Company's its investment in completed television drama series.

      As at June 30, 2008 The Company's investment in completed television drama series totaled $1,164,350 (December 31, 2007 - $1,816,485).

      Ultimate revenue estimates for the Company's television drama series, Across the River to Motor City, are based on the Company's 25 year history in the television industry and the distribution in the international broadcast and DVD marketplace and discussions regarding estimated values of broadcast licenses provided by experienced third-party distributors and ales agents. Each of these distributors and sales agents has well over 20 years of experience in its area of sales and distribution. Management has discounted these estimates in an effort to provide conservative and realizable ultimate revenue estimates backed up by a conservative schedule of territory by territory broadcast sales estimates.

      In Canada, management's estimates reflect contracted sales of $5,612,500 receivable on delivery of the series (covering 67% of overall Ultimate revenues for the ten year proscribed period in compliance with FASB 53). The balance of Canadian revenues total $360,000 over the ten year period covering three broadcast windows in French Canada, one window after seven years in English Canada, and all revenues from VOD, DVD and digital distribution marketplaces.

      In the United States, management has used the Company's twenty years of experience with broadcasters in conjunction with its sales agent's review of broadcast license values for three windows over ten years as a basis of its television sales estimates and then discounted these estimates. As an example, the Company's first window (averaging 36 months) cable broadcast license for 18 of its programs have averaged just over CDN $325,000 and overall Management's estimates reflect a conservative value of $160,000 over three windows over ten years.

      For estimates in the foreign territories, the Company has relied on sales agents' estimates for a first window sale in France of between $50,000 and $150,000 per episode and reviewed broadcast values for first window sales in the 7 major territories as well as estimates in 25 of 75 key international territories and discounted its estimates to $300,000 for all territories outside of North America for multiple windows over ten years.

      With regard to DVD/VOD and digital media sales estimates, the Company has reviewed and compared them to the Company's historical sales. The Company compared and supported these estimates with industry standards and published unit sales for comparative television programs and then discounted them conservatively and modeled the estimates to incorporate its experience with distributor's fees and expense limitations in its various distribution agreements. Management notes that its estimate for all DVD, VOD and digital distribution of the series world-wide for ten years is a conservative $20,000 per episode.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Management believes that market changes, which have resulted from a series of related broadcaster and investor consolidations in Canada that became evident in the second quarter of 2008 have, in the Company's opinion, negatively impacted future revenue estimates for Across the River to Motor City. The broadcaster (CHUM Television) who commissioned the mini-series, licensed Canadian broadcast rights and holds an equity investment in Across the River to Motor City, was bought and sold twice in 2007. This dramatic and un-forecasted change in the rights ownership and promotion of the series has, in the opinion of management, impaired the potential future revenues for the mini series. This event, in combination with the effect of the changes in the US currency exchange and the general downturn in the public markets, the economy and the investment environment, have negatively impacted the future revenues and of the program and accordingly, in compliance with SOP 00-2, the Company is writing down the net carrying value of its investment in its completed television drama series by $726,340 in the three months ended June 30, 2008.

      The Company believes that current ultimate revenue estimates for Across the River to Motor City are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions in the future

      Projects in Progress

      Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. In the three and six months ended June 30, 2008, $617,662 (2007 - nil) of projects in progress was written off to income. .

      At June 30, 2008, the Company's investment in projects in progress totaled $808,860 (December 31, 2007 - $1,238,327).

      Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $46,488 for the three months ended June 30, 2008 decreasing by $5,172 or approximately 11% as compared to $51,660 in the same period in 2007. For the six month ended June 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $88,881 decreasing by $39,569 or approximately 31% as compared to $128,450 in the same period in 2007.

      There were no participation and exploitation costs related to the Company's completed motion picture - Bailey's Billion$ or its completed television drama series and the Company does not expect any participation and exploitation expenses related to these films in 2008. The Company estimates approximately $190,000 in participation and exploitation costs related to it library of completed television programs and recordings in 2008, of which approximately $50,000 or 26% are costs related to the Artists Specials series, the only series of the Company's completed television programs and recordings with a net carry cost remaining.

      The following table summarizes Company's participation and exploitation expenses: related to its library of completed television programs and recordings:

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

                                                                      Three months ended                     Six months ended
                                                                            June 30                                June 30
Participation and Exploitation costs                                 2008               2007               2008               2007

Participation Costs                                                $  5,257           $    711           $  7,525           $  6,216
Manufacturing Costs                                                   6,480             39,986             32,048             68,234
Distribution fees and expenses                                       34,751             10,963             49,308             54,000
                                                                   --------           --------           --------           --------

                                                                   $ 46,488           $ 51,660           $ 88,881           $128,450
                                                                   ========           ========           ========           ========

      Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. In the three months ended June 30, 2008 the Company capitalized $2,349 (2007 - $28,642) of interest in connection with the film production for its completed television series. In the three months ended June 30, 2008 the Company capitalized interest in connection with various productions amounting to $4,325 (2007 - $8,586). In the six months ended June 30, 2008, the Company capitalized $31,591 (2007 - $37,731) of interest in connection with the film production for its completed television series. In the six months ended June 30, 2008, the Company capitalized interest in connection with various productions amounting to $42,435 (2007 - $14,460).

      At June 30, 2008, 99% (December 31, 2007 - 96%) of completed television programs and recordings, 100% (December 31, 2007 - 71%) of completed motion picture costs and 80% (December 31, 2007 - 68%) of completed television drama series costs have been amortized. The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects to amortize 69% of the remaining completed television drama series costs in the next three years and expects 88% will have been amortized by 2012.

7.    EQUIPMENT

                                             June 30                December 31,
                                               2008                    2007
                                               ----                    ----
                                            Accumulated
                                  Cost     Amortization      Net        Net
                                --------   ------------   --------   --------
Computer and editing equipment  $181,028     $171,336     $  9,692   $ 11,327
Furniture and fixtures            58,193       54,567        3,626      4,018
                                --------     --------     --------   --------

                                $239,221     $225,903     $ 13,318   $ 15,345
                                ========     ========     ========   ========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

8.    FILM PRODUCTION LOAN                                    2008       2007
                                                              ----    ----------

      A demand loan  bearing  interest at prime plus 1%
      per annum, repayable in full by June 30, 2008 was
      arranged  for  the  financing  of 6  episodes  of
      ATRTMC,  which  was  produced  by  the  Company's
      wholly-owned   subsidiary    Across   the   River
      Productions  Ltd.  The  loan was  secured  by all
      receipts  including  all   commercialization   or
      exploitation  of the series  worldwide  including
      pre-sale and funding  agreements  and various tax
      credits.  The loan was not  secured by the parent
      company's  assets and is  non-recourse  to parent
      company.                                                $nil    $1,444,513
                                                              ====    ==========

      Interest on the above demand loan totalled $2,349
      for the three  month  period  ended June 30, 2008
      (three months ended Dec. 31, 2007 - $32,899) and has been capitalized to projects in progress.

9.    LOANS PAYABLE

      Loans payable consist of the Company's 1995, 1996 and 2000 convertible debentures, which bear interest at 10.5 % per annum, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at June 30, 2008 was $935,610 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities.

10.   PREFERRED SHARES

      The Series 1 preferred shares (no par value) are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual installments on the 15th day of December in each year accruing and cumulative from the date of issue. As at June 30, 2008 dividends in arrears amounted to $22,440.

      Under CICA Handbook Section 3861 and following the guidance under EIC-149, the Company has classified this series of preferred shares as a liability and such dividends as interest.

      Issued - Series 1 preferred shares (no par value)

                                                               Number    Amount

            Balance, June 30, 2008 and 2007                   494,550   $494,550
                                                              =======   ========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

11.   CAPITAL STOCK

      (a)   Authorized
            Unlimited number of common shares and class "A" shares.

      (b)   Issued - common shares (no par value)

                                                         Number         Amount
                                                         ------         ------
            Balance, June 30, 2008                     45,980,549    $12,661,908
            Balance, December 31, 2007                 45,921,149    $12,652,998
                                                       ==========    ===========

      (c)   Stock Option Plan

            Under the terms of a stock option plan approved by the shareholders, the Company is authorized to grant directors, officers, employees and others, options to purchase common shares at prices based on the market price of shares as determined on the date of grant.

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                         Average
                                                           Number       Exercise
            Outstanding and Exercisable                of Options          Price
            --------------------------------------------------------------------
            Balance, June 30, 2008 and
            December 31, 2007                           4,655,000          $0.16
                                                        =========          =====

            The Company has granted stock options as follows:

                                                                                Weighted
                                                                Outstanding      Average
                                       Number       Exercise        and         Remaining
Expiry Date         Grant Date       of Options       Price     Exercisable       Life
-----------------------------------------------------------------------------------------
June 25, 2009     June 25, 2004      3,000,000        0.10       3,000,000        0.99
May 11, 2009      May 11, 2007         200,000        0.15         200,000        0.86
May 11, 2012      May 11, 2007       1,100,000        0.15       1,100,000        3.86
July 29, 2012     July 30, 2007         15,000        0.15          15,000        3.08
April 24, 2010    April 25, 2006       100,000        0.10         100,000        1.82
Dec.29, 2009      Dec.29, 2006         240,000        1.00         240,000        1.50

                                     4,655,000                   4,655,000        1.72
                                     =========                   =========        ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

11.   CAPITAL STOCK

      (c)   Stock Option Plan (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date                           May 11, 2007   May 11, 2007   July 30, 2007
--------------------------------------------------------------------------------
Number of options                         200,000      1,100,000          15,000
Expected life                           1.5 years        5 years         5 years
Price volatility                             118%           260%            290%
Dividend yield                                 --             --              --
Risk-free interest rate of return           4.56%          4.54%           4.64%
Fair value                                 $9,000       $110,000            $450

      (d)   Warrants

      Balance, at December 31, 2007                                     $708,456
      Modification of Warrants                                            63,827
                                                                        --------
      Balance, at June 30, 2008                                         $772,283
                                                                        ========

            Common shares have been reserved for warrants on the following basis:


                                                                        Weighted
                                                                         Average
                                                                        Exercise
            Outstanding and Exercisable               # of Warrants        Price
            --------------------------------------------------------------------
            Balance, June 30, 2008
            and December 31, 2007                      14,474,166        $0.18
                                                       ==========        =====

The Company has granted warrants as follows:

                                                                                   Weighted
                                                                   Outstanding      Average
                                          Number       Exercise        and         Remaining
Expiry Date            Grant Date      of Warrants       Price     Exercisable       Life
--------------------------------------------------------------------------------------------
December 31, 2009    June 30, 2004      1,830,000        0.25       1,830,000        1.50
April 7, 2009        April 7, 2004      2,547,500        0.30       2,547,500        0.85
May 31, 2009         May 31, 2006       1,691,666        0.30       1,691,666        0.75
December 31, 2009    May 11, 2007         550,000        0.25         550,000        1.50
August 14, 2010      August 14, 2007    1,200,000        0.10       1,200,000        2.12
April 11, 2009       October 11, 2007   6,475,000        0.10       6,475,000        0.78
October 1, 2008      October 1, 2007      180,000        0.10         180,000        0.25
                                       ----------                  ----------        ----
                                       14,474,166                  14,474,166        1.01
                                       ==========                  ==========        ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

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

During the second quarter of 2008 the board of directors approved an extension of 2,547,500 warrants to April 7, 2009 that were originally to expire in April 2008 and 1,691,666 warrants to May 31, 2009 that were originally to expire in May 2008. As a result of the modification, Warrants increased by $63,827 and Contributed Surplus decreased by $63,827.

12.   CONTRIBUTED SURPLUS

           Balance, December 31, 2007                             $  902,449
           Subscription receivable                                   229,747
           Modification of Warrants                                  (63,827)
                                                                  ----------
           Balance, June 30, 2008                                 $1,068,369
                                                                  ==========

The Company has entered into financing arrangements with limited partnerships (see Note 18 Limited Partnership Financings) As a part of this financing the Company has a subscriptions receivable balance of $116,872 (December 31, 2007 - 346,619) which is receivable over a period of two years.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

13.   INTEREST EXPENSE (INCOME)

                                                                  Three months ended June 30             Six months ended June 30
                                                                                    Restated                               Restated
                                                                   2008               2007               2008                2007
                                                                 ---------          ---------          ---------          ---------
Interest on convertible debentures                               $  44,552          $  44,553          $  89,104          $  89,106
Bank film production loan                                            2,349             28,642             31,591             65,769
Interest on preferred shares                                        11,220             11,220             22,440             22,440
                                                                 ---------          ---------          ---------          ---------
                                                                    58,121             84,415            143,135            177,315
Interest income                                                    (28,044)            (8,585)           (45,641)           (16,733)
                                                                 ---------          ---------          ---------          ---------
                                                                    30,077             45,518             97,494            130,270
Less: amounts capitalized to projects                               (6,674)           (37,228)           (74,026)           (52,191)
                                                                 ---------          ---------          ---------          ---------
                                                                 $  23,403          $   8,846          $  23,468          $  44,895
                                                                 =========          =========          =========          =========

      Interest expense of $2,349 for the film production bank loan has been capitalized to projects in progress. (See note 8)

14.   EARNINGS (LOSS) PER SHARE

      For the 3 and 6 months ended June 30, 2008 and 2007, options to purchase 14,474,166 and 6,619,166 common shares and warrants to purchase 4,655,000 and 4,765,000 common shares, respectively were not included in the computation of diluted earnings (loss) because the exercise prices were greater than the average market price of the common shares and in 2008 because of the loss position.

      The following table sets forth the weighted average number of common shares outstanding for each of those periods.

            Period                                             Outstanding
            ------                                             -----------
            June 30, 2008                                       45,980,549
            June 30, 2007                                       38,342,228

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

14.   EARNINGS (LOSS) PER SHARE (Continued)

                                                            Three months ended                 Six months ended
                                                                 June 30,                           June 30,

Numerator:                                                              As Restated                          As Restated
Net income (loss) and comprehensive income
   (loss) for the period, basic and diluted           $ (3,640,217)     $   285,254      $ (3,757,565)      $    797,934

Denominator:
Weighted average number of shares - basic               45,930,287       39,370,444        45,925,718         39,342,228
                                                      ============      ===========      ============       ============
Effect of dilutive securities:
Stock options and Warrants                                      --               --                --                 --
Weighted average number of shares - diluted             45,930,287       39,370,444        45,925,718         39,342,228
                                                      ============      ===========      ============       ============

Net income (loss) per share

   Basic and diluted                                  $      (0.08)     $      0.01      $      (0.08)      $       0.02
                                                      ============      ===========      ============       ============

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

            The  carrying  value  of  advances   receivable  and  loans  payable
            approximates their fair value because the interest rate is at the market rate.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

15.   FINANCIAL INSTRUMENTS (continued)

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

            The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may consider entering into forward exchange contracts to mitigate any associated risks. The Company did not have any forward exchange contracts outstanding at June 30, 2008.

            The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and production operations conducted in other countries. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian, U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar and the Canadian dollar to determine if any adverse exposure exists relative to its costs of production. The Company maintains funds in both U.S. and Canadian currency.

16.   COMMITMENTS AND CONTINGENCIES

      (a) Minimum annual rent commitments for premises, excluding occupancy costs, are as follows:

               For the six months ending December 31, 2008              $14,500
               For the year ending December 31, 2009                     13,000
                                                                        -------
                                                                        $27,500
                                                                        =======

      (b) The Company has entered into contractual agreements for creative talent related to future film production. The agreements provide for a minimum fee to be paid for the creative work with an additional fee to be paid if the work goes into production. The additional fee would be based on a percentage of revenues.

      (c) The purchasers of the copyright interest are entitled to a priority distribution of the future revenue earned from BB$ up to the original amount of the purchase price of $2,477,500. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

16.   COMMITMENTS AND CONTINGENCIES

      (d) The distributors of BB$ are entitled to a priority distribution of the future revenue earned from the film up to the original amount of the purchase price in the amount of approximately $2,900,000. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

      (e) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

      (f) In connection with certain limited partnership financings (Note18) the Company may be obligated to issue up to 408,000 common shares to the partners of such partnerships.

      (g) The Company is eligible for various grants and government incentive programs that are designed to assist film and television production and distribution in Canada. The Company has received $240,661 in forgivable development funding and grants which have been recorded as a reduction of development costs in projects in progress. The Company could be required to repay up to $200,000 of this funding and grants in case the projects are fully funded and produced or sold by the Company to a third party in the future. The ultimate liability related to the repayment of these funds is not determinable. The Company will record the liability or repay these funds once the actual liability is known or determinable.

17.   RELATED PARTY TRANSACTIONS

      During the 3 month period ended June 30, 2008 $73,750 (June 30, 2007 - $73,750) and 6 month period ended June 30, 2008 $147,500 (June 30, 2007 -
      $225,194) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions are in the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

18.   LIMITED PARTNERSHIP FINANCING

      The Company has entered into tax preferred financing arrangements with limited partnerships. These limited partnerships are VIEs. In connection with these financings the Company received proceeds net of costs of $380,414 to date recorded as contributed surplus and subscriptions receivable (net) of $116,872 at June 30, 2008. In connection with the limited partnership financings the Company may be obligated to issue up to 408,000 common shares to the partners of such partnerships who have the right to convert their interest in the partnership's revenue stream into a fixed number of the Company's common shares.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

19.   CASH FLOW INFORMATION

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,

                                                                   2008               2007               2008               2007
                                                               -----------        -----------        -----------        -----------
Change in non-cash working capital
Accounts receivable                                            $   902,112        $    70,958        $   886,589        $   151,650
Tax credits receivable                                             395,132            550,310            899,846          1,837,284
Advances receivable                                                                                           --            (59,529)
Inventory                                                             (468)             4,306              2,508             13,919
Prepaid expenses and sundry receivable                              (5,545)            47,396             44,862             46,002
Accounts payable and accrued liabilities                           110,681            121,096            123,417             39,720
Deferred revenue                                                        --         (1,849,361)                --         (3,395,038)
                                                               -----------        -----------        -----------        -----------

                                                                 1,401,912         (1,055,295)         1,957,222         (1,365,992)
                                                               -----------        -----------        -----------        -----------
Non-cash transactions

Shares issued on settlement of
   Accrued director's fees                                           8,910                 --              8,910                 --

20.   GEOGRAPHIC SALES INFORMATION

      The Company is considered by its chief operating decision maker to operate in one geographic and industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                           Three months                                 Six months
                                           ended June 30                               ended June 30
Revenue                         2008         %       2007         %         2008         %        2007        %
Canada                       $    7,624      5    $1,887,619     98     $   12,344       5     $3,762,151     95
United States                    46,981     31        47,789      2        116,939      46        102,740    2.6
France                           23,868     16            --                23,868       9             --
Russia                               --                   --                    --                 83,442      2
Other foreign                    71,114     48            --               100,990      40         16,150    0.4
                             ----------           ----------            ----------             ----------
                             $  149,587           $1,935,408            $  254,141             $3,964,483
                             ==========           ==========            ==========             ==========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

21.   CANADIAN GAAP AND US GAAP RECONCILIATION

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian and US GAAP, and their effect on the interim consolidated financial statements of the Company, are disclosed below.

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

b. Under US GAAP, FASB 150, if the preferred shares are redeemable at the option of the holders, they should be presented as mezzanine equity. The preferred shares are retractable by the holder but are not mandatoraly redeemable. Under US GAAP, the preferred shares may not be presented as permanent equity and/or within the shareholders' equity (deficiency) section of the balance sheet. Preferred shares are presented as a separate line item between liabilities and shareholders' equity (deficiency) as required by EITF D-98.

c. Under US GAAP preferred shares are classified as mezzanine equity and the interest on preferred shares would be classified as a dividend and recorded as a reduction to the deficit under shareholders' equity. Under Canadian GAAP the preferred shares are classified as a liability and interest is expensed accordingly.

d. Under US GAAP cumulative dividends are part of the liability for the shares and declared/or cumulative dividends which have not been declared should reduce net income to arrive at a figure representing earnings
      (loss) per share.

Consolidated statements of operations:

The net income (loss) as reported in the accompanying interim consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                        Three months ended                  Six months ended
                                                                                      Restated                            Restated
                                                                                    -----------                         -----------
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                           2008              2007             2008               2007
                                                                  -----------       -----------       -----------       -----------
Net income (loss) in accordance with Canadian GAAP                $(3,640,217)      $   285,254        (3,757,565)      $   797,934

Interest (dividends) on preferred shares (Note c)                      11,220            11,220            22,440            22,440
                                                                  -----------       -----------       -----------       -----------

Net income (loss) in accordance with US GAAP                      $(3,628,997)      $   296,474        (3,735,125)      $   820,374
                                                                  -----------       -----------       -----------       -----------

Preferred share dividends (Note d)                                    (11,220)          (11,220)          (22,440)          (22,440)

Net income (loss) in accordance with US GAAP
for earnings per share                                             (3,640,217)          285,254        (3,757,565)          797,934

Net income
(loss) per share - Basic and Diluted                              $     (0.08)      $      0.01       $     (0.08)      $      0.02
                                                                  ===========       ===========       ===========       ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

21.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                                   June 30,          December 31,
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007                                            2008                2007
                                                                                 -----------         -----------
ASSETS
Assets in accordance with Canadian GAAP                                          $ 3,247,232         $ 8,492,237

Assets in accordance with U.S. GAAP                                              $ 3,247,232         $ 8,492,237
                                                                                 ===========         ===========

LIABILITIES

Liabilities in accordance with Canadian GAAP                                     $ 3,879,831         $ 5,605,928

Preferred Shares (Note b)                                                           (494,550)           (494,550)
                                                                                 -----------         -----------

Liabilities in accordance with U.S. GAAP                                         $ 3,385,281         $ 5,605,928
                                                                                 ===========         ===========

Preferred Shares (Note b)                                                        $   494,550             494,550
                                                                                 -----------         -----------

SHAREHOLDERS'  EQUITY (DEFICIENCY)                                                 June 30,          December 31,
                                                                                     2008                2007
                                                                                 -----------         -----------
Shareholders' Equity in accordance with
Canadian GAAP                                                                    $  (632,599)        $ 2,886,309

Effect on deficit of treatment of dividends on Preferred
Shares (Note c)                                                                           --                  --

Shareholders' equity (deficiency) in accordance with US GAAP                     $  (632,599)        $ 2,886,309
                                                                                 ===========         ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

21.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

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

iii) In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157), SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 157.

iv) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and
      (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2008

21.   CANADIAN GAAP AND US GAAP RECONCILIATION

      Impact of Newly Issued United States Accounting Standards (continued)

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

Item 2.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of August 13, 2008 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the three and six month periods ended June 30, 2008 and 2007. Additional information related to the Company is available on SEDAR at www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 21 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As explained on pages 49 through 50, and pages 8 through 10 in Note 2 to the Company's June 30, 2008 Interim Consolidated Financial Statements, of the Annual Report on Form 10-Q, the Company is restating its previously reported consolidated financial statements for the 3 and 6 months ended June 30, 2007.

SECOND QUARTER 2008 HIGHLIGHTS

      o Reflecting the lack of new productions being delivered to date in 2008, the Company's total revenues decreased by over 90% or $1,785,821 to $149,587 for the quarter months ended June 30, 2008 as compared to $1,935,408 for the same period in 2007.

      o Revenues from the Company's core library of completed television programs and recordings, which include the Company's Artist's, Inventors' and Composers' Specials, as well as Marsalis on Music, Shakespeare 4 Kids, Beethoven Lives Upstairs, its Raffi programs continued to perform strongly, increasing by $84,988 or over 230% to $149,587 for the quarter ended June 30, 2008 as compared with $64,599 for the same period in 2007.

      o Net Loss for the quarter ended June 30, 2008 totaled $3,640,217, or ($0.08) per share, an increase of $3,925,471 as compared to net earnings of $285,254, or $0.01 per share for the same period in 2007, primarily reflecting non-cash write downs and amortization of the Company's investment in film, television programs and recordings of $3,552,774.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

Reflecting the lack of new productions being delivered to date in 2008, the Company's total revenues decreased by over 90% or $1,785,821 to $149,587 for the three months ended June 30, 2008 as compared to $1,935,408 for the same period in 2007.

Total revenues for the six month period ended June 30, 2008 decreased by over 90% or $3,710,343 to $254,142 as compared to $3,964,485 for the same period in 2007.

Revenues from the Company's core library of completed television programs and recordings, which include the Company's Artist's, Inventors' and Composers' Specials, as well as Marsalis on Music, Shakespeare 4 Kids, Beethoven Lives
Upstairs, its Raffi programs continued to perform strongly, increasing by $84,988 or over 230% to $149,587 for the three months ended June 30, 2008 as compared with $64,599 for the same period in 2007.

For the six month period ended June 30, 2008, revenues from the Company's core library of completed television programs and recordings increased by $31,275 or approximately 14% to $254,142 as compared with $222,867 for the same period in 2007.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                        Three months ended                         Six months ended
                                              June 30                                    June 30
Revenue                          2008        %       2007        %          2008       %       2007        %
Canada                        $    7,624     5    $1,887,619    98      $   12,344     5    $3,762,151     95
United States                     46,981    31        47,789     2         116,939    46       102,740    2.6
France                            23,868    16            --                23,868     9            --
Russia                                --                  --                    --              83,442      2
Other foreign                     71,114    48            --               100,990    40        16,150    0.4
                              ----------          ----------            ----------          ----------
                              $  149,587          $1,935,408            $  254,141          $3,964,483
                              ----------          ----------            ----------          ----------

Earnings (loss) per Common Share (EPS)

Net Loss for the three months ended June 30, 2008 totaled $3,640,217, or ($0.08) per share, an increase of $3,925,471 as compared to net earnings of $285,254, or $0.01 per share for the same period in 2007.

Net Loss for the six months ended June 30, 2008 increased by $4,555,499 to $3,757,565 or ($0.08) per share as compared to net earnings of $797,934 or $0.02 per share for the same period in 2007, primarily reflecting non-cash write downs and amortization of the Company's investment in film, television programs and recordings of $3,577,148.

Shareholders' Deficiency

Shareholders' deficiency was ($632,599) at June 30, 2008, reflecting an decrease of $3,518,908 as compared to $2,886,309 at December 31, 2007.

SUMMARY OF QUARTERLY RESULTS

                                                                      Restated      Restated     Restated     Restated     Restated
                            June 30,      Mar. 31,      Dec. 31,     Sept. 30,      June 30,     Mar. 31,     Dec. 31,    Sept. 30,
                                2008          2008          2007          2007          2007         2007         2006         2006
                                ----          ----          ----          ----          ----         ----         ----         ----
Revenues                 $   149,587       104,554       147,941     2,032,153     1,935,408    2,029,075       60,430       84,255
Selling, general
and administrative           212,650       196,413       276,957       392,886       285,586      132,546      216,911      280,670

Amortization:

-Film, television
programs, and
recordings                    75,076        24,374      (106,604)    1,364,572     1,354,414    1,376,705       52,135       28,426

-Equipment                       977         1,050         1,130         1,215         1,308        1,407        1,514        1,687

Write Downs                3,477,698            --     1,600,097            --            --           --    1,758,742           --

Interest                      23,403            65        43,537       (23,678)        8,846        5,737       51,067       (1,880)

Net income (loss)        $(3,640,217)     (117,348)   (1,667,176)      285,254       285,254      512,680   (2,019,939)    (224,648)

Basic  earnings (loss)
per common share         $     (0.08)        (0.00)        (0.04)         0.01          0.01         0.01        (0.06)       (0.00)

Selling, general and administrative expenses

The Company's selling, general and administrative expenses for the three months ended June 30, 2008 decreased by $72,936 or approximately 26% to $212,650, as compared to $285,586 in the same period in 2007.

The Company's selling, general and administrative expenses for the six months ended June 30, 2008 decreased by $9,066 or approximately 2% to $409,063, as compared to $387,820 in the same period in 2007.

Selling, general and administrative expenses include participation costs, and exploitation costs, which include and manufacturing and distribution costs for the Company's film library. Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $46,488 for the three months ended June 30, 2008 decreasing by $5,172 or approximately 11% as compared to $51,660 in the same period in 2007. For the six month ended June 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $88,881 decreasing by $39,569 or approximately 31% as compared to $128,450 in the same period in 2007.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Spout, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. In addition, the Company is preparing to expand on the primetime drama franchise established by Across the River to Motor City with a new series set on the US/Mexico border and will be presenting this new series concept to US broadcasters in the third quarter of 2008.

Investment in Film and Television Programs and Recordings

In accordance with statement of position of the American Institute of Certified Public Accountants ("SOP 00-2"), the Company's Investment in Film, Television Programs and Recordings represent projects in progress and the unamortized costs of film, television programs and recordings, net of federal and provincial film production tax credits, which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company also has an interest in programs, which have been fully amortized in prior years and have no carrying value in these financial statements.

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

Development costs which are expected to benefit future periods are also capitalized. Projects in progress include the costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are added to investment in film, television programs, and recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income.

The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $2,062,009 as at June 30, 2008 (December 31, 2007 - $5,335,327).

                                                                                     June 30,                           December 31,
                                                                                       2008                                 2007
                                                                                       ----                                 ----

                                                                                                           Net               Net
                                                                                    Accumulated         Carrying          Carrying
                                                                       Cost         Amortization          Value             Value
                                                                   -----------      ------------       -----------      -----------
Completed television programs and recordings                       $ 6,862,840       $ 6,774,041       $    88,799      $   265,000
Completed Motion picture - Bailey's Billion$                         6,972,580         6,972,580                --        2,034,919
Completed Television Drama Series                                    5,793,598         4,629,248         1,164,350        1,816,485
Projects in progress                                                   808,860                --           808,860        1,238,327
                                                                   -----------       -----------       -----------      -----------
                                                                   $20,437,878       $18,375,869       $ 2,062,009       $5,335,327
                                                                   ===========       ===========       ===========      ===========

Amortization and write-down expensed in the three months ended June 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $3,552,774 (2007 - $1,354,414). Amortization and write-down expensed in the six months ended June 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $3,577,148 (2007 - $2,731,119).

The following table summarizes the Company's amortization and write downs:

For the                                     Three Months Ended  Six Months Ended
                                                 June 30, 2008     June 30, 2008

--------------------------------------------------------------------------------
                        Completed films,
                        television
                        programs,      Projects In
                        & recordings   Progress          Total          Total
--------------------------------------------------------------------------------
Amortization

-Artists Series            $75,076            --         $75,076         $99,450
--------------------------------------------------------------------------------
Write-down

-Artists Series             64,982                        64,982          64,982
-Bailey's Billions       2,034,919                     2,034,919       2,034,919
-Across the River          760,134                       760,134         760,134
-Writers Series                 --       428,196         428,196         428,196
-Humchucker                     --       189,467         189,467         189,467
--------------------------------------------------------------------------------
Total Write-down         2,860,035       617,663       3,477,698       3,477,698
--------------------------------------------------------------------------------
Total Amortization and
Write-down              $2,935,111      $617,663      $3,552,774      $3,577,148
                        ----------      --------      ----------      ----------
--------------------------------------------------------------------------------

The following table summarizes Company's amortization expenses:

                                                                         Three months ended                    Six months ended
                                                                              June 30                             June 30
Amortization                                                           2008              2007              2008              2007
Completed television programs and recordings                        $   75,076        $   21,834        $   99,450        $   65,960
Completed Motion picture - Bailey's Billion$                                --                --                --                --
Completed Television Drama Series                                           --         1,332,580                --         2,665,159
                                                                    ----------        ----------        ----------        ----------
                                                                    $   75,076        $1,354,414        $   99,450        $2,731,119
                                                                    ==========        ==========        ==========        ==========

The following table summarizes Company's write-downs:

                                                                         Three months ended                   Six months ended
                                                                               June 30                            June 30
Write-downs                                                             2008             2007              2008              2007
                                                                     ----------       ----------        ----------        ----------
Completed television programs and recordings                         $   64,982       $       --        $   64,982        $       --
Completed Motion picture - Bailey's Billion$                          2,034,919               --         2,034,919                --
Completed Television Drama Series                                       760,134               --           760,134                --
Projects in progress                                                    617,663               --           617,663                --
                                                                     ----------       ----------        ----------        ----------
                                                                     $3,477,698       $       --        $3,477,698        $       --
                                                                     ==========       ==========        ==========        ==========

Completed Television Programs and Recordings

Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the three months ended June 30, 2008 totaled $140,058 (2007
- $21,834) including a write down of $64,982 (2007 - $nil). Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the six months ended June 30, 2008 totaled $164,432 (2007 - $74,707) including a write down of $64,982 (2007 - $nil).

At June 30, 2008 investment in completed television programs and recordings totaled $88,799 (December 31, 2007 - $265,000).

In the nine-year period from 1999 to 2007, The Artists Specials, the last series of films in its completed television programs and recordings with a net carrying value remaining, generated approximately $5,850,000 in its first eight years after the original release, which is an average of $650,000 per annum. The
Company's ultimate revenue estimates for The Artists' Specials in 2008 is approximately $300,000, based on its history of sales in North American DVD markets and estimates from its recent distribution agreement for the foreign territories. While, the Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future, in accordance with SOP 00-2 all of the Company's carrying value for its completed television programs will be expensed by the end of the proscribed ten year amortization period of The Artists Specials at the end of 2008. Accordingly, the Company accelerated the expensing of its completed television programs and recordings in the three months ended June 30, 2008 and wrote down its carrying value by $106,263.

Completed Motion Picture - Bailey's Billion$

In the three and six months ended June 30, 2008, the Company wrote down the balance of it's investment in completed motion picture, Bailey's Billion$, totaling $2,034,919 (2007 - $nil). At June 30, 2008, the Company's investment in completed motion picture, Bailey's Billion$, totaled $nil (December 31, 2007 - $2,034,919),

Ultimate revenue estimates for the Company's completed motion picture were based on in-depth discussions with and estimates provided by experienced third-party distributors and sales agents, including the contracted foreign sales agent and United States distributor. Each of these distributors has well over 20 years of experience in its area of sales and distribution. The third party sales estimates and the agreements have been reviewed and approved the motion picture's co-producers, copyright purchasers and production lending bank and then discounted by the Company in an effort to provide conservative and realizable ultimate revenue estimates.

In the United States, Management has used the Company's twenty years of experience with broadcasters in conjunction with the United States distributor's estimates for three windows over ten years as a basis for its television sales estimates. With regard to DVD/video sales estimates, the Company has reviewed distributors' estimates and compared them to the Company's historical sales. P&L models based on these sales estimates and incorporating the distribution fees and expenses defined in the Company's distribution agreements assuming between 500,000 to 1,000,000 unit sales over ten years with average net revenue of $4.26 (U.S.) per unit were discounted and support what management believes are conservative ultimate revenue estimates. The estimates were based on an initial release at a retail pricing of $24.98 (U.S.) for rental and initial sell through release and subsequent drops in pricing to $14.98 (U.S.) and $12.98 (U.S.) as the DVD release migrates to distribution in mass market sell-through and discount markets over the ten-year period. The Company compared and supported this figure with industry standards and published unit sales for comparative family feature films and then discounted them conservatively and modeled the estimates to incorporate the distribution fees and expense limitations in its various distribution agreements. The models provided net revenue estimates of approximately $5 million (U.S.), which the Company then discounted to less than fifty percent (50%), which in effect reflects 750,000 unit sales over ten years at the lowest price and margin.

For estimates in the foreign territories, the Company has relied on its sales agents' estimates on an all rights basis per territory. The Company's ultimate revenue estimates were based on bank approved estimates of initial advance payments per territory which do not take into account any second window television license values and longer term DVD/video royalty payments. These estimates were then discounted to match the discounted United States ultimate revenue estimates, conservatively assuming that all of the other territories around the world would not exceed the revenues from the United States market.

While actual revenues of $6,140,000 from the Company's Completed Motion Picture in the first two years were above the Company's original ultimate revenue estimates and a drop-off was expected while certain non-fundable advances in foreign territories were recouped by distributors, the Company revised its remaining ultimate revenues to approximately $27 million for the next six years in light of changing market conditions and the declining performance of its distributors and accordingly wrote down the net carrying value of Bailey's Billion$ by $856,159 in the fourth quarter of 2007.

Although, revenues exceeded the Company's estimates in 2004 and 2005 and the motion picture performed well in the marketplace, sales dropped of dramatically in 2006 and there were no sales reported in 2007, which reflected a lack of reporting and a dispute between the U.K. based co-producer and the master distributor which the co-producer, through a related party, has a significant ownership stake. Although, the Company has continued to pursue resolution of the distribution of the completed motion picture and made effort to repatriate its exploitation rights, no new sales have been reported, although the Company believes sales have been made and revenues have been generated in the period, and the Company no longer has any confidence in the determinability of revenues from its completed motion picture. Accordingly the Company is writing down the balance of its carrying value in the second quarter of 2008.

Completed Television Drama Series

In the three months ended June 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the three months ended June 30, 2008 there was no amortization (2007 - $1,332,180) of the Company's its investment in completed television drama series. In the six months ended June 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the six months ended June 30, 2008 there was no amortization (2007 - $2,665,159) of the Company's its investment in completed television drama series.

As at June 30, 2008 The Company's investment in completed television drama series totaled $1,164,350 (December 31, 2007 - $1,816,485).

Ultimate revenue estimates for the Company's television drama series, Across the River to Motor City, are based on the Company's 25 year history in the television industry and the distribution in the international broadcast and DVD marketplace and discussions regarding estimated values of broadcast licenses provided by experienced third-party distributors and ales agents. Each of these distributors and sales agents has well over 20 years of experience in its area of sales and distribution. Management has discounted these estimates in an effort to provide conservative and realizable ultimate revenue estimates backed up by a conservative schedule of territory by territory broadcast sales estimates.

In Canada, management's estimates reflect contracted sales of $5,612,500 receivable on delivery of the series (covering 67% of overall Ultimate revenues for the ten year proscribed period in compliance with FASB 53). The balance of Canadian revenues total $360,000 over the ten year period covering three broadcast windows in French Canada, one window after seven years in English Canada, and all revenues from VOD, DVD and digital distribution marketplaces.

In the United States, management has used the Company's twenty years of experience with broadcasters in conjunction with its sales agent's review of broadcast license values for three windows over ten years as a basis of its television sales estimates and then discounted these estimates. As an example, the Company's first window (averaging 36 months) cable broadcast license for 18 of its programs have averaged just over

CDN $325,000 and overall Management's estimates reflect a conservative value of $160,000 over three windows over ten years.

For estimates in the foreign territories, the Company has relied on sales agents' estimates for a first window sale in France of between $50,000 and $150,000 per episode and reviewed broadcast values for first window sales in the 7 major territories as well as estimates in 25 of 75 key international territories and discounted its estimates to $300,000 for all territories outside of North America for multiple windows over ten years.

With regard to DVD/VOD and digital media sales estimates, the Company has reviewed and compared them to the Company's historical sales. The Company compared and supported these estimates with industry standards and published unit sales for comparative television programs and then discounted them conservatively and modeled the estimates to incorporate its experience with distributor's fees and expense limitations in its various distribution agreements. Management notes that its estimate for all DVD, VOD and digital distribution of the series world-wide for ten years is a conservative $20,000 per episode.

Management believes that market changes, which have resulted from a series of related broadcaster and investor consolidations in Canada that became evident in the second quarter of 2008 have, in the Company's opinion, negatively impacted future revenue estimates for Across the River to Motor City. The broadcaster (CHUM Television) who commissioned the mini-series, licensed Canadian broadcast rights and holds an equity investment in Across the River to Motor City, was bought and sold twice in 2007. This dramatic and un-forecasted change in the rights ownership and promotion of the series has, in the opinion of management, impaired the potential future revenues for the mini series. This event, in combination with the effect of the changes in the US currency exchange and the general downturn in the public markets, the economy and the investment environment, have negatively impacted the future revenues and of the program and accordingly, in compliance with SOP 00-2, the Company is writing down the net carrying value of its investment in its completed television drama series by $726,340 in the three months ended June 30, 2008.

The Company believes that current ultimate revenue estimates for Across the River to Motor City are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions in the future.

Projects in Progress

Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. In the three and six months ended June 30, 2008, $617,662 (2007 - nil) of projects in progress was written off to income.

At June 30, 2008, the Company's investment in projects in progress totaled $808,860 (December 31, 2007 - $1,238,327).

Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $46,488 for the three months ended June 30, 2008 decreasing by $5,172 or approximately 11% as compared to $51,660 in the same period in 2007. For the six month ended June 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $88,881 decreasing by $39,569 or approximately 31% as compared to $128,450 in the same period in 2007.

There were no participation and exploitation costs related to the Company's completed motion picture - Bailey's Billion$ or its completed television drama series and the Company does not expect any participation and exploitation expenses related to these films in 2008. The Company estimates approximately $190,000 in participation and exploitation costs related to it library of completed television programs and recordings in 2008, of which approximately $50,000 or 26% are costs related to the Artists Specials series, the only series of the Company's completed television programs and recordings with a net carry cost remaining.

The  following  table  summarizes   Company's   participation  and  exploitation
expenses:   related  to  its  library  of  completed   television  programs  and
recordings:

                                                                       Three months ended                    Six months ended
                                                                             June 30                              June 30
Participation and Exploitation costs                                 2008               2007               2008               2007
Participation Costs                                                $  5,257           $    711           $  7,525           $  6,216
Manufacturing Costs                                                   6,480             39,986             32,048             68,234
Distribution fees and expenses                                       34,751             10,963             49,308             54,000
                                                                   --------           --------           --------           --------
                                                                   $ 46,488           $ 51,660           $ 88,881           $128,450
                                                                   ========           ========           ========           ========

Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. In the three months ended June 30, 2008 the Company capitalized $2,349 (2007 - $28,642) of interest in connection with the film production for its completed television series. In the three months ended June 30, 2008 the Company capitalized interest in connection with various productions amounting to $4,325 (2007 - $8,586). In the six months ended June 30, 2008, the Company capitalized $31,591 (2007 - $37,731) of interest in connection with the film production for its completed television series. In the six months ended June 30, 2008, the Company capitalized interest in connection with various productions amounting to $42,435 (2007 - $14,460).

At June 30, 2008, 99% (December 31, 2007 - 96%) of completed television programs and recordings, 100% (December 31, 2007 - 71%) of completed motion picture costs and 80% (December 31, 2007 - 68%) of completed television drama series costs have been amortized. The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects to amortize 69% of the remaining completed television drama series costs in the next three years and expects 88% will have been amortized by 2012.

Capital stock

At December 31, 2007 the Company had 45,921,149 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

On June 16, 2008, the Company issued 59,400 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company

At June 30, 2008 the Company had 45,980,549 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

Related Party Transactions

During the 3 month period ended June 30, 2008 $73,750 (June 30, 2007 - $73,750) and 6 month period ended June 30, 2008 $147,500 (June 30, 2007 - $225,194) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions are in the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

Variable Interest Entities

A Variable Interest Entity ("VIE") is an entity that either does not have sufficient equity at risk to finance its activities without subordinated financial support or wherein the equity investors lack the characteristic of a controlling financial interest. Pursuant to CICA AcG-15 and FIN 46, VIEs are consolidated by a company if that company is deemed the primary beneficiary of the VIE. Accordingly, the Company has consolidated the VIE's in its financial statements as discussed herein.

During 2004 the Company entered into a services agreement with Devine Entertainment Limited Partnership ("the Partnership"). On December 22, 2004 the Company issued 380,450 Common Shares and 494,550 Series 1 preferred shares of the Company. The Company recorded the common shares as equity and classified the preferred shares as a liability.

In December 2005, The Devine Entertainment Film Library Limited Partnership ("DEFL LP"), a limited partnership formed and registered under the Limited Partnerships Act (Ontario) on March 8, 2004, acquired Devine Entertainment Corporation's interest in a defined part of the Company's proprietary film library. In 2007, the Company received proceeds net of costs of $131,316 (2006 - $249,098) recorded as contributed surplus and subscriptions receivable (net) $39,226 (2006 - $307,393).

Restatement

The Company is restating its previously reported consolidated financial statements for the 3 and 6 months ended June 30, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

      Summary of Restatement Adjustments

      a) The Company has determined that the previously filed financial statements for the 3 and 6 month period ended June 30, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the 6 period ended June 30, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

      The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 6 months ended June 30, 2007. The deficit increased by $30,312.

      d) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable, and have a preferential priority participation in the residual equity of the Company; accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends amounting to $11,220 would be restated as interest expense for the 3 month period ending June 30, 2007 and dividends amounting to $22,440 would be restated as interest expense for the 6 month period ending June 30, 2007.

      e) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options issued for the 3 and 6 month periods ended June 30, 2007. As a result, contributed surplus increased by $94,500 and warrants increased by $22,740. This was offset by an increase to the deficit of $117,240 resulting in a reduction to net income and comprehensive income of $117,240.

      The following table summarizes the impact of the restatement adjustment on the previously reported statements of operations and cash flows for the 3 and 6 months ended June 30, 2007.

Statement of Operations

                                                    3 months         6 months
                                                 June 30, 2007     June 30, 2007

Net income and comprehensive income
    As previously reported                        $   413,714       $   967,926
  Interest expense (Note 2 a)                              --           (30,312)
  Interest income (Note 2 b)                          (11,220)          (22,440)
  Selling, general and administrative                (117,240)         (117,240)
                                                  -----------       -----------
Net income and comprehensive income
    As restated                                   $   285,254       $   797,934

Statement of Cash Flows

                                                    3 months         6 months
                                                 June 30, 2007     June 30, 2007

Cash flows provided by operating activities
  As previously reported                          $   732,181       $ 2,312,276
Net loss for the period                              (128,460)         (169,992)
Stock based compensation (Note 2 (c)                  117,240           117,240
Accrued liabilities (Note 2 a and b)                   11,220            52,752
                                                  -----------       -----------
Cash flows provided by operating activities
  As restated                                     $   732,181       $ 2,312,276

Cash flows used in financing activities
  As previously reported                          $   (21,667)      $  (677,014)
Cash flows used in financing activities
  As restated                                     $   (21,667)      $  (677,014)

Cash flows used in investing activities           $  (873,444)      $(1,749,271)
Cash flows used in investing activities
  As restated                                     $  (873,444)      $(1,749,271)

Loans Payable

Loans payable consist of the Company's 1995, 1996 and 2000 convertible debentures, which bear interest at 10.5 % per annum, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at June 30, 2008 was $935,610 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans, to show that the Company was committing a portion of its cash flow towards settlement of its liability and included the amount on the balance sheet with prepaid expenses and sundry assets.

The Company is working towards settling the outstanding current loan and no action has been taken by the debt holders and none is expected. Management is in constant communication with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the

Company will be able to settle the debt in the normal course of operations from a combination of proceeds from equity, debt and VIE financing, the Company's ongoing operating cash flow and through possible conversion of a portion of the debt to equity in the Company.

Nonetheless, the Company is currently in default of the loans payable and the debt holders have the right to demand on their secured loan. If the shareholders demand on the Company's obligation, they can force the sale of the Company's assets to satisfy the obligation. Although management believes, and is supported by independent valuations, that the value of the Company's assets surpass the value of the loan obligation on a going forward basis, a demand by the Company's secured creditors may negatively affect the market value of the Company's assets and the Company may be required to significantly reduce or limit operations.

Liquidity and Capital Resources

The Company's cash on hand as at June 30, 2008 was $130,017 as compared to $245,872 as at December 31, 2007, a decrease in cash position of $115,855.

The Company has no bank debt. A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 that was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. was repaid in full in the quarter ended June 30, 2008 (2007 - $1,447,513). Interest on the above demand loan totalled $2,349 for the three month period ended June 30, 2008 (three months ended Dec. 31, 2007 - $32,899) and has been capitalized to projects in progress.

The Company's working capital deficiency remains significant but is mitigated by the fact that the Company is working towards settling its $1,700,800 of outstanding current loans payable related to the matured 1995, 1996 and 2000 convertible debentures. Management is in constant communications with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the Company will be able to settle the debt in the normal course of operations.

Nonetheless, the Company remains unable to service this loan and the Company will require additional working capital from its production activities or corporate financing in 2008. The Company continues to seek additional funding.

The Company expects to renew profitability and generate positive cash flow from new productions and operations and expects that proceeds from sales of Across the River to Motor City and its film library will generate additional revenues through 2008 and beyond. The Company requires and is actively seeking financing for working capital and new production; however, there is no assurance that the Company will be successful in its financing efforts and in achieving sufficient cash flows from operating activities.

The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern, which presumes the realization of assets and settlement of liabilities in the normal course of operations in the foreseeable future.

While the Company continues to maintain its day-to-day activities and produce and distribute films and television programming, it has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully extinguish loans payable, which are currently in default.

The Company is working towards settling the outstanding current loan and no action has been taken by the debt holders and none is expected. Management is in constant communication with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the Company will be able to settle the debt in the normal course of operations from a combination of proceeds from equity, debt and VIE financing, the Company's ongoing operating cash flow and through possible conversion of a portion of the debt to equity in the Company.

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

OUTLOOK

The Company is optimistic about the successful commercial exploitation of its new six hour primetime mystery miniseries Across the River to Motor City and its library of motion pictures and television programs and recordings.

Nonetheless, the Company requires additional financing to finance new production and to address its working capital deficiency. Although there can be no assurance, the Company is pursuing new opportunities for additional corporate and production financings and the Company is actively pursuing financing to produce new films, develop its marketing and distribution activities in North America and abroad and for its general working capital requirements.

While many business risks remain and the success of these strategies cannot be guaranteed, the Company expects that the successful completion of all or some of these strategic objectives will assist with the continued renewal of the Company's growth through 2008 and into the future.

SUBSEQUENT EVENTS

On July 11, 2008, Devine Entertainment Corporation (the "Company") dismissed Deloitte & Touche LLP as its independent accounting firm. The reports of Deloitte & Touche LLP on the Company's financial statements for the year 2007neither contained an adverse opinion or disclaimer of opinion nor were modified as to uncertainty, audit scope or accounting principles. The decision to change the Company's independent accounting firm was approved by the Company's board of directors.

To the Company's best knowledge, during the Company's engagement of Deloitte & Touche LLP, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements.

On July 11, 2008, the Company provided Deloitte & Touche LLP with a copy of the disclosure set forth herein and requested that Deloitte & Touche LLP furnish the Company with a letter addressed to the United States Securities and Exchange Commission stating whether Deloitte & Touche LLP agrees with such disclosure. On July 29, 2008, the Company was advised by Deloitte & Touche LLP that it would provide details as to any disagreements of the type required to be disclosed on Form 8-K under separate cover.

On July 11, 2008, the Company engaged Zeifmans LLP to serve as the Company's independent accounting firm. The engagement of Zeifmans LLP was approved by the Company's board of directors.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. The Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the June 30, 2008 and 2007 consolidated financial statements and that there are material weaknesses in disclosure controls and the internal control over financial reporting as of June 30, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions.

Management's Plan for Remediation of Material Weaknesses

The Company has undertaken efforts to improve its internal control over financial reporting and to remediate the material weaknesses identified above. The Company has designed, implemented and will maintain an effective control environment over financial reporting. The Company has taken or will take the following actions:

The Company is committed to enhance its internal controls. When complex or unusual transactions surface, management actively seeks a solution in-house and then has consulted third party experts for the resolution.

In addition, the Company has updated its Canadian and United States generally accepted accounting principles knowledge and established a number of control procedures designed to strengthen its capabilities to both identify and address any potential errors before they are reported in the future.

With the implementation of these corrective actions, the Company believes that the above noted material weaknesses that were identified in its internal control over financial reporting as of December 31, 2007 will, over time, be addressed. However, the effectiveness of these procedures remains to be tested in 2008 and several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated. The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make modifications from time to time as considered necessary or desirable.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

These financial statements have been prepared in accordance with the Canadian Institute of Chartered Accountants standards for interim financial statements. These financial statements follow the same accounting polices and methods of their application as the most recent annual financial statements; however, they do not include all of the disclosure requirements for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007.

Critical accounting policies are those that are, in management's view, important to the portrayal of our financial condition and results of operations and require management's judgment. The Company's discussion and analysis of its financial statements, which have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") describes and reconciles the significant measurement differences between Canada and United States generally accepted accounting principles ("US GAAP") effecting the accompanying consolidated financial statements.

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

Government and Other Assistance

The Company has access to various government programs, including refundable film and television tax credits that are designed to assist film, television programs and recordings production and distribution in Canada. Refundable tax credits are recorded as a reduction of the cost of related films. Tax credits are recognized when the Company has persuasive evidence to determine that it is probable that the amount claimed will be received.

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

Future Income Taxes

The Company uses the asset and liability method to account for income taxes. The asset and liability method requires that income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability is settled. When the realization of a future tax asset is determined to not be more likely than not realized, a valuation allowance is provided.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and investments in films, television programs and recordings. Equipment is accounted for as per SFAS 144 (see Note 3(f)). Investment in films, television programs and recordings is accounted for as per SOP-00-2 (see Note 6). Long-lived assets are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the Company's investment in films, television programs and recordings is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash flows from the asset.

Deferred Revenue

Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

Adoption of New Accounting Policies

ii) Effective January 1, 2007, the Corporation adopted the recommendations of the CICA Handbook Sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement; Section 3861,
      Financial  Instruments -  Measurement,  Disclosure and  Presentation;  and
      Section 3865, Hedges. As required by the standards, the change in policies have been applied retrospectively with no restatement to prior periods.

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

      The Corporation's financial assets and liabilities are recorded and measured as follows:

Asset/Liability                     Category                      Measurement
---------------                     --------                      -----------
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

      iii) In 2006, the CICA issued Handbook Section 1535, Capital Disclosures ("CICA 1535"). CICA 1535 requires that an entity disclose information that enables users of its financial statements to evaluate an entity's objectives, policies and processes for managing capital, including disclosures of any externally imposed capital requirements and the consequences for non-compliance.

            iv) In August of 2006, the CICA issued Handbook Section 3031 ("CICA 3031"). "Inventories", which must be applied for fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase on the value of inventories.

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

There have been no significant changes in the Company's accounting policies and estimates since December 31, 2007. Refer to Management's Discussion and Analysis in the Company's December 31, 2007 Annual Report.

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

RECONCILIATION TO UNITED STATES GAAP

Canada and United States Accounting Policy Difference

The consolidated financial statements of the Company have been prepared in accordance with Canadian GAAP. The material differences between the accounting policies used by the Company under Canadian and US GAAP, and their effect on the interim consolidated financial statements of the Company, are disclosed below.

e. Under US GAAP, FIN 48 requires the Company to evaluate whether a tax position taken by the company will "more likely than not" be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the Company is to recognize in its financial statements. There was no material impact on the Company's financial statements as a result of implementing FIN 48.

f. Under US GAAP, FASB 150, if the preferred shares are redeemable at the option of the holders, they should be presented as mezzanine equity. The preferred shares are retractable by the holder but are not mandatoraly redeemable. Under US GAAP, the preferred shares may not be presented as permanent equity and/or within the shareholders' equity (deficiency) section of the balance sheet. Preferred shares are presented as a separate line item between liabilities and shareholders' equity (deficiency) as required by EITF D-98.

g. Under US GAAP preferred shares are classified as mezzanine equity and the interest on preferred shares would be classified as a dividend and recorded as a reduction to the deficit under shareholders' equity. Under Canadian GAAP the preferred shares are classified as a liability and interest is expensed accordingly.

h. Under US GAAP cumulative dividends are part of the liability for the shares and declared/or cumulative dividends which have not been declared should reduce net income to arrive at a figure representing earnings
      (loss) per share.

Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                        Three months ended                   Six months ended
                                                                                     Restated                            Restated
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,                           2008             2007              2008               2007
                                                                  -----------       -----------       -----------       -----------
Net income (loss) in accordance with Canadian GAAP                $(3,640,217)      $   285,254       $(3,757,565)      $   797,934

Interest (Dividends) on Preferred Shares (Note c)                      11,220            11,220            22,440            22,440
                                                                  -----------       -----------       -----------       -----------
Net Income (Loss) in accordance with U.S. GAAP                    $(3,628,997)      $   296,474       $(3,735,125)      $   820,374
                                                                  -----------       -----------       -----------       -----------

Preferred share dividends (Note d)                                    (11,220)          (11,220)          (22,440)          (22,440)

Net income (loss) in accordance with US
GAAP for earnings per share                                        (3,640,217)          285,254        (3,757,565)          797,934


Net income (loss) per share - Basic and Diluted                   $     (0.08)      $      0.01       $     (0.08)      $      0.02
                                                                  -----------       -----------       -----------       -----------

Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                                                 June 30,               December 31,
AS AT JUNE 30, 2008 AND DECEMBER 31, 2007                                                          2008                     2007
                                                                                                -----------             -----------
ASSETS
Assets in accordance with Canadian GAAP                                                         $ 3,247,232             $ 8,492,237

Assets in accordance with U.S. GAAP                                                             $ 3,247,232             $ 8,492,237
                                                                                                ===========             ===========

LIABILITIES

Liabilities in accordance with Canadian GAAP                                                    $ 3,879,831             $ 5,605,928

Preferred Shares (Note b)                                                                          (494,550)               (494,550)
                                                                                                -----------             -----------

Liabilities in accordance with U.S. GAAP                                                        $ 3,385,281             $ 5,605,928
                                                                                                ===========             ===========

                                                                                                -----------             -----------
Preferred Shares (Note b)                                                                       $   494,550             $   494,550
                                                                                                -----------             -----------

                                                                                                 June 30,               December 31,
SHAREHOLDERS' EQUITY (DEFICIENCY)                                                                  2008                     2007
                                                                                                -----------             -----------
Shareholders' Equity in accordance with
Canadian GAAP                                                                                   $  (632,599)            $ 2,886,309

Effect on deficit of treatment of dividends on Preferred
Shares (Note c)                                                                                          --                      --

Shareholders' equity (deficiency) in accordance with US GAAP                                       (632,599)              2,886,309
                                                                                                -----------             -----------

Impact of Newly Issued United States Accounting Standards

ii) In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of tax positions under FIN 48 is a two-step process, whereby (1) The Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold. There was no material impact on the Company's consolidated financial statements as a result of implementing FIN 48.

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

viii) In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures." (SFAS No. 157), SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on our future financial statements. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 157.

ix) In February 2007, the FASB issued FASB Statement NO. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and
      (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company's financial statements.

x) In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 21 ("No. 160"). This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As of December 31, 2007, management believes that SFAS No. 160 will not have a material effect on our financial position, results of operations and cash flows.

xi) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No.
      133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures

RISK AND UNCERTAINTIES

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of August 13, 2008 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

Common shares issued & outstanding: 45,980,549.
Series 1 preferred shares issued and outstanding: 494,550
Options: 4,655,000 outstanding options to purchase 4,655,000 common shares
Warrants: 14,474,166 outstanding to purchase 14,474,166 common shares

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The carrying value of advances receivable and loans payable approximates their fair value because the interest rate is at the market rate.

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

The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may consider entering into forward exchange contracts to mitigate any associated risks. The Company did not have any forward exchange contracts outstanding at the end of the period covered by this report.

The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and production operations conducted in other countries. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar and the Canadian dollar to determine if any adverse exposure exists relative to its costs of production. The Company maintains funds in both U.S. and Canadian currency.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. The Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the June 30, 2008 and 2007 consolidated financial statements and that there are material weaknesses in disclosure controls and the internal control over financial reporting as of June 30, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions.

Management's Plan for Remediation of Material Weaknesses

The Company has undertaken efforts to improve its internal control over financial reporting and to remediate the material weaknesses identified above. The Company has designed, implemented and will maintain an effective control environment over financial reporting. The Company has taken or will take the following actions:

The Company is committed to enhance its internal controls. When complex or unusual transactions surface, management actively seeks a solution in-house and then has consulted third party experts for the resolution.

In addition, the Company has updated its Canadian and United States generally accepted accounting principles knowledge and established a number of control procedures designed to strengthen its capabilities to both identify and address any potential errors before they are reported in the future.

With the implementation of these corrective actions, the Company believes that the above noted material weaknesses that were identified in its internal control over financial reporting as of December 31, 2007 will, over time, be addressed. However, the effectiveness of these procedures remains to be tested in 2008 and several fiscal quarters may be required prior to management being able to conclude that the material weaknesses have been remediated. The Company will continue to periodically review its disclosure controls and procedures and internal control over financial reporting and may make modifications from time to time as considered necessary or desirable.

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

Item 1A. Risk Factors

      There have been no material changes in the Company's risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      (a) On June 16, 2008, the Company issued 59,400 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company. The aforesaid Common Shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

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

Item 5. Other Information.

      (a)   Not applicable.

      (b)   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            i.    31.1  Certification  of Chief  Executive  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            ii.   31.2  Certification  of Chief  Financial  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            iii.  32.1   Certification   pursuant   to   Section   906   of  the
                  Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            (i) The Company filed a current report on Form 8-K dated August 1, 2008. Under item 4.01 of that 8-K the Company announced changes in the registrant's certifying accountant.

            (ii) The Company filed a current report on Form 8-K dated June 27, 2008, on that 8-K the Company announced amendments to their Form 10-KSB for the period ended December 31, 2007.

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

Dated: August 13, 2008

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                    Date
--------------------------------------------------------------------------------
/s/ David Devine        Director, Chairman of the Board          August 13, 2008
                        President and Chief Executive Officer

/s/ Richard Mozer       Director, Vice-Chairman of the           August 13, 2008
                        Board, Chief Financial Officer,
                        Treasurer and Secretary