Form 10-Q
period 2008-09-30
Devine Entertainment CORP
filed 2008-11-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

   For the transition period from ____________________ to ____________________
                        Commission file number 000-51168

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

(Check one):

--------------------------------------------------------------------------------
Large accelerated filer                            Accelerated filer
--------------------------------------------------------------------------------
Non-accelerated filer                              Smaller reporting company |X|
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

As of November 13, 2008 the registrant had 45,980,549 shares of common stock, no par value, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis or Plan of Operation             44

Item 3. Quantitative and Qualitative Disclosures About Market Risk            70

Item 4T. Controls and Procedures                                              70

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     72

Item 1A. Risk Factors                                                         72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           72

Item 3. Defaults Upon Senior Securities                                       72

Item 4. Submission of Matters to a Vote of Security Holders                   72

Item 5. Other Information                                                     72

Item 6. Exhibits and Reports on Form 8-K                                      72

Signatures                                                                    74

Item 1.

                        DEVINE ENTERTAINMENT CORPORATION

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2008

                                    CONTENTS

                                                                           PAGE

Balance Sheet                                                               4

Statement of Shareholders' Equity                                           5

Statement of Operations                                                     6

Statement of Cash Flows                                                     7

Notes to Financial Statements                                             8 - 43

                        DEVINE ENTERTAINMENT CORPORATION
                       INTERIM CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                         (expressed in Canadian dollars)

                               September 30, 2008

                                     ASSETS

                                                    September 30    December 31
                                                        2008            2007
                                                    ------------    ------------
Cash and cash equivalents                           $     39,254    $    245,872
Accounts receivable                                      196,650       1,028,705
Film tax credits receivable (Note 4)                     273,797       1,112,207
Inventory                                                 45,287          54,871
Prepaid expenses and sundry assets                        79,740         185,360
Advances receivable (Note 5)                             494,550         494,550
Investment in film, television
  programs and recordings (Note 6)                     2,103,557       5,355,327
Equipment (Note 7)                                        12,410          15,345
                                                    ------------    ------------

                                                    $  3,245,245    $  8,492,237
                                                    ============    ============

                                   LIABILITIES

Accounts payable and accrued liabilities            $  1,904,941    $  1,569,974
Film production loan (Note 8)                                 --       1,840,604
Loans payable (Note 9)                                 1,700,800       1,700,800
Preferred shares (Note 10)                               494,550         494,550
                                                    ------------    ------------

                                                       4,100,291       5,605,928
                                                    ============    ============

                        SHAREHOLDERS' EQUITY (DEFICIENCY)

Capital stock (Note 11)                               12,661,908     12,652,998
Warrants (Note 11(d))                                    772,283        708,456
Contributed surplus (Note 12)                          1,068,744        902,449
Deficit                                              (15,357,981)   (11,377,594)
                                                    ------------   ------------

                                                        (855,046)     2,886,309
                                                    ------------   ------------

                                                    $  3,245,245   $  8,492,237
                                                    ============   ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

       INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                   (Unaudited)

  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND YEAR ENDED DECEMBER 31, 2007

                                                                                               Stock      Contributed
                                            Common Shares              Warrants               Options       Surplus      Deficit
                                      -----------------------   -----------------------     ----------    -----------  -----------
                                           #            $            #             $            #              $            $
                                                                                                           (Note 12)
                                      --------------------------------------------------------------------------------------------
BALANCE, as restated (note 2)
December 31, 2006                     39,313,699   12,268,006   6,069,166       335,544     4,245,000       707,165    (10,805,510)

- expired options                                                                            (905,000)
- settlement for services rendered        68,850       10,328
- settlement of accrued liabilities       63,600        9,540
- issuance of private placement        6,475,000      365,124   6,475,000       227,276
- grant of stock options                                                                    1,315,000       119,450
- modification of warrants                                                       16,256                     (16,256)
- grant of warrants                                             1,930,000       129,380
- proceeds from financings                                                                                  131,316
- subscription receivable, net                                                                              (39,226)
NET LOSS                                                                                                                  (572,084)
                                      --------------------------------------------------------------------------------------------
BALANCE,
December 31, 2007                     45,921,149   12,652,998  14,474,166       708,456     4,655,000       902,449    (11,377,594)
- subscription received
- settlement of accrued liabilities       59,400        8,910                                               229,747
- modification of warrants                                                       63,827                     (63,827)
- adjustment to proceeds from
  financings                                                                                                    375
NET LOSS                                                                                                                (3,980,387)
                                      --------------------------------------------------------------------------------------------
BALANCE,
September 30, 2008                    45,980,549   12,661,908  14,474,166       772,283     4,655,000     1,068,744    (15,357,981)
                                      --------------------------------------------------------------------------------------------

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                                         Three months ended                 Nine months ended
                                                                            September 30,                     September 30,
                                                                       2008              2007             2008              2007
                                                                   ------------      ------------     ------------      ------------
                                                                                       Restated                           Restated
                                                                                       (note 2)                           (note 2)
REVENUE                                                            $    117,175      $  2,032,153     $    371,316      $  5,996,636
                                                                   ------------      ------------     ------------      ------------

EXPENSES
 Selling, general and administrative                                    273,684           346,826          682,747           734,646
Amortization
- film, television programs and recordings                               44,830         1,364,572          144,280         4,095,691
- equipment                                                                 908             1,215            2,935             3,930
Write-down of Investment in film, television programs
and recordings                                                               --                --        3,477,698                --
Interest (Note 13)                                                       20,575             9,982           44,043            54,877
                                                                   ------------      ------------     ------------      ------------
                                                                        339,997         1,722,595        4,351,703         4,889,144
                                                                   ------------      ------------     ------------      ------------

NET INCOME (LOSS) AND COMPREHENSIVE
INCOME (LOSS)                                                      $   (222,822)     $    309,558     $ (3,980,387)     $  1,107,492
                                                                   ------------      ------------     ------------      ------------

EARNINGS (LOSS) PER SHARE (Note 14)
Basic and diluted                                                  $       0.00      $       0.01     $      (0.09)     $       0.03
                                                                   ============      ============     ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted                                                    45,944,129        39,376,529       45,980,549        39,355,816
                                                                   ============      ============     ============      ============

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                        September 30,
                                                                  2008                2007               2008               2007
                                                               -----------        -----------        -----------        -----------
                                                                                    Restated                              Restated
                                                                                    (note 2)                              (note 2)
OPERATING ACTIVITIES

Net income (loss) for the period                               $  (222,822)       $   309,558        $(3,980,387)       $ 1,107,492
Stock based compensation                                                --             94,050                 --            240,550
Amortization - film, television programs
               and recordings                                       44,830          1,364,572            144,280          4,095,691
             - equipment                                               908              1,215              2,935              3,930
Write-down of investment in film,
television programs and recordings                                      --                             3,477,698
Change in non-cash components of
     working capital (Note 20)                                     172,324         (1,795,502)         2,129,546         (3,161,494)
                                                               -----------        -----------        -----------        -----------
                                                                    (4,760)           (26,107)         1,774,072          2,286,169
                                                               -----------        -----------        -----------        -----------
FINANCING ACTIVITIES
Increase (decrease) of film production loans                            --            363,192         (1,840,604)          (313,822)
Advances                                                                --             90,000                                90,000
Issuance of shares  for services                                        --                 --                 --                 --
Proceeds from financing and
subscription receivable                                                375                 --            230,122                 --
                                                               -----------        -----------        -----------        -----------
                                                                       375            453,192         (1,610,482)          (223,822)
                                                               -----------        -----------        -----------        -----------

INVESTING ACTIVITIES
Investment in film, television programs
and recordings                                                     (86,378)          (364,606)          (370,208)        (2,113,877)
                                                               -----------        -----------        -----------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                (90,763)            62,479           (206,618)           (51,530)

CASH AND CASH EQUIVALENTS                                          130,017            153,992            245,872            268,001
                                                               -----------        -----------        -----------        -----------
Beginning of period
CASH AND CASH EQUIVALENTS End of period                        $    39,254        $   216,471        $    39,254        $   216,471
                                                               ===========        ===========        ===========        ===========


SUPPLEMENTARY CASH FLOW INFORMATION
      Interest paid                                            $     1,005        $        --        $    32,596        $        --
      Income taxes paid                                        $        --        $        --        $        --        $        --

See accompanying notes to interim consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

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

      While the Company continues to maintain its day-to-day activities and produce and distribute films and television programming, it has a significant working capital deficiency and its continued existence is dependent upon its ability to restore and maintain profitable operations and to successfully extinguish loans payable (Note 9), which are currently in default. Management is in constant communication with the loan holders and expects that the Company will be able to settle the loans in the normal course of operations. Nonetheless, the Company remains unable to service this loan and the Company will require additional working capital from its production activities or corporate financing in the near future.

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

      If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities and the reported net income (loss).

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The Company is restating its previously reported consolidated financial statements for the 3 and 9 months ended September 30, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

      Summary of Restatement Adjustments

a) The Company has determined that the previously filed financial statements for the 3 and 9 month periods ended September 30, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the 9 month period ended September 30, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

      The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 9 months ended September 30, 2007. The deficit increased by $30,312.

b) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook Section 3861, and following the guidance under EIC-149, the preferred shares are redeemable, retractable, and have a preferential priority participation in the residual equity of the Company; accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends amounting to $11,220 would be restated as interest expense for the 3 month period ending September 30, 2007 and dividends amounting to $33,660 would be restated as interest expense for the 9 month period ending September 30, 2007.

c) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options issued for the 3 and 9 month periods ended September 30, 2007. As a result, for the 3 month period ending September 30, 2007, contributed surplus decreased by $16,350 and warrants increased by $93,600. This was offset by an increase to the deficit of $77,250 resulting in a reduction to net income and comprehensive income of $77,250. For the 9 month period ending September 30, 2007, contributed surplus increased by $73,390 and warrants increased by $121,100. This was offset by an increase to the deficit of $194,490, resulting in a reduction to net income and comprehensive income of $194,490.

      The following table summarizes the impact of the restatement adjustment on the previously reported statements of operations and cash flows for the 3 and 9 months ended September 30, 2007.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

Statement of Operations

                                              3 months             9 months
                                         September 30, 2007   September 30, 2007

Net income and comprehensive income
  As previously reported                    $   398,028         $ 1,365,954
Interest expense (Note 2 a)                          --             (30,312)
Interest income (Note 2 b)                      (11,220)            (33,660)
Selling, general and administrative             (77,250)           (194,490)
                                            -----------         -----------
Net income and comprehensive income
  As restated                               $   309,558         $ 1,107,492
                                            ===========         ===========

Statement of Cash Flows

                                                                                           3 months                 9 months
                                                                                      September 30, 2007       September 30, 2007

Cash flows (used in) provided by operating activities
     As previously reported                                                              $   (26,107)             $ 2,275,841
Adjustments to net income for the period                                                     (88,470)                (258,462)
Stock based compensation (Note 2 (c))                                                         77,250                  194,490
Accrued liabilities (Note 2 a and b)                                                          11,220                   63,972
Cash flows (used in) provided by operating activities
     As restated                                                                         $   (26,107)             $ 2,275,841

Cash flows (provided by) used in financing activities
     As previously reported                                                              $   453,192              $  (213,494)
Cash flows (provided by) used in financing activities
     As restated                                                                         $   453,192              $  (213,494)

Cash flows used in investing activities                                                  $  (364,606)             $(2,113,877)
Cash flows used in investing activities
     As restated                                                                         $  (364,606)             $(2,113,877)

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared in accordance with the Canadian Institute of Chartered Accountants standards for interim financial statements. These financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements; however, they do not include all of the disclosure requirements for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Note 22 describes and reconciles the significant measurement differences between Canadian GAAP and accounting principles generally accepted in the United States ("US GAAP") affecting the accompanying interim consolidated financial statements. A summary of significant accounting principles is set below:

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

            Revenue from the sale of home videos and DVD's are recognized at the time of shipment and when collection is reasonably assured.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

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

      (c)   Inventory

            The Company's inventory consists of finished goods and is stated at the lower of cost and net realizable value. Finished goods are comprised mainly of DVD's, videos, and teachers' guides of previously released productions for resale through various distribution channels. The Company uses an average costing method for its inventory.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

            For stock based compensation issued to non employees, the Company recognizes an expense based on the fair value of the consideration received, or the fair value of the equity instruments, or liabilities incurred, whichever is more reliably measurable.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (l)   Use of Estimates

            The preparation of financial statements in conformity with Canadian generally accepted accounting principles and US GAAP requires management to make estimates and assumptions that affect the reported amounts on assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities. Significant areas requiring the use of significant judgment include the measurement of ultimate revenue related to future revenues from film distribution, amortization of Investment in film, television programs and recordings, valuation of stock compensation, inventory, recoverability of tax credits and estimation of future income tax assets, valuation allowances and other project related accruals. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

      (m)   Impairment of long-lived assets

            Long-lived assets include equipment and investments in films, television programs and recordings. Equipment is accounted for as per SFAS 144 (see Note 3(f)). Investment in films, television programs and recordings is accounted for as per SOP-00-2 (see Note
            6). Long-lived assets are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable.
            Impairment exists when the carrying value of the Company's investment in films, television programs and recordings is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured at an amount equal to the estimated future discounted net cash flows from the asset.

      (n)   Deferred revenue

            Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

      (o)   Basis of presentation

            The Company is presenting its balance sheet as an unclassified balance sheet as its normal operating cycle is more than one year.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (p)   Adoption of new accounting standards

            vii) Effective January 1, 2008, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3862, "Financial Instruments - Disclosure" (Section 3862) and Section 3863, "Financial Instruments - Presentation" (Section 3863), which replaced Handbook Section 3861, "Financial Instruments - Disclosure and Presentation". The objective of the disclosure requirements of Section 3862 is to provide information about the significance of financial instruments to the Company's financial position and performance, the nature and extent of risks arising from financial instruments to which the Company is exposed and how the Company manages those risks. Section 3863 carries forward standards for presentation of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset.

                  The adoption of these standards did not have an impact on the classification and valuation of financial instruments. The new disclosures resulting from adoption of these standards are included in note 15.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

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

            The Corporation's financial assets and liabilities are recorded and measured as follows:

--------------------------------------------------------------------------------
       Asset/Liability                     Category                 Measurement
--------------------------------------------------------------------------------
Accounts receivable                 Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Subscription receivable             Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Film tax credits receivable         Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Advances receivable                 Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Accounts payable and accrued        Other liabilities             Amortized cost
liabilities
--------------------------------------------------------------------------------
Accrued liabilities                 Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Film production loan                Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Preferred shares                    Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Loans payable                       Other liabilities             Amortized cost
--------------------------------------------------------------------------------

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

            ii) Effective January 1, 2008, the Company adopted the CICA Handbook Section 1535, "Capital Disclosures" which specifies the disclosure of an entity's objectives, policies and processes for managing capital and how it is meeting those objectives. The new disclosures resulting from adoption of
                  this   standard  are  included  in  note  16.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

            iii)  Effective  January 1, 2008, the Company  adopted CICA Handbook
                  Section 3031, "Inventories", which replaced Section 3030. "Inventories". Under the new section, inventories are required to be measured at the "lower of cost and net realizable value", which is different from existing guidance of the "lower of cost and market". The new section also requires, when applicable, the reversal of any inventory write-downs previously recognized. The adoption of this standard did not have an impact on the valuation of the Company's inventories.

            iv) In June 2007, the CICA amended Section 1400, "General Standards of financial Statement Presentation" to change the guidance related to management's responsibility to assess the ability of the entity to continue as a going concern. Management is required to make an assessment of an entity's ability to continue as a going concern and should take into account all available information about the future, which is at least but not limited to 12 months from the balance sheet date. Disclosure is required of material uncertainties related to events of conditions that may cast significant doubt upon the entity's ability to continue as a going concern. The amendments to Section 1400 apply to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this standard had no impact on the Company's presentation of its financial position or consolidated results of operations as at September 30, 2008 and for the three month period ended.

                  - Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement; Section 3861, Financial Instruments - Measurement, Disclosure and Presentation; and Section 3865, Hedges. As required by the standards, these resulting changes in accounting policies have been applied retrospectively with no restatement to prior periods.

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

            vi)   On  January  1,  2007,  the  Company   adopted  Section  1506,
                  "Accounting Changes", from the CICA Handbook. This Section establishes criteria related to the accounting treatment to adopt and disclosure requirements for accounting changes made, revision of accounting estimates and correction of errors. The adoption of these new standards had no material impact on the Company s financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      (q)   Recent Accounting Pronouncements

                  - In 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets ("CICA 3064"). CICA 3064, which replaces Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The new standard is effective for the Company's interim and annual consolidated financial statements for periods commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

            ii) In May 2007, the CICA published an updated version of its "Implementation Plan for Incorporating International Financial Reporting Standards ("IFRS") into Canadian GAAP". This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting principles with IFRS. The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after January 1, 2011.

4.    FILM TAX CREDITS RECEIVABLE

      Film tax credits receivable are federal and provincial refundable tax credits related to specific film and television productions in Canada. Amounts recorded represent management's best estimate of the amounts recoverable; however all amounts are subject to final determination by the relevant tax authorities. As at September 30, 2008, the Company expects to receive tax credits of nil (December 31, 2007 - $194,080) from the Canadian government and nil (December 31, 2007 - $820,766) from the Ontario government for its completed productions. The Company has accrued $176,436 for tax credits receivable related to its projects in progress (December 31, 2007 - $97,361)

5.    ADVANCES RECEIVABLE

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

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

      The net carrying value for the Company's Investment in Film, Television Programs and Recordings totalled $2,103,557 as at September 30, 2008 (December 31, 2007 - $5,335,327).

                                                                                     September 30,                      December 31,
                                                                                         2008                               2007
                                                                                         ----                               ----
                                                                                                           Net               Net
                                                                                      Accumulated        Carrying         Carrying
                                                                       Cost          Amortization         Value            Value
                                                                   -----------       -----------       -----------      -----------
Completed television programs and recordings                       $ 6,857,419       $ 6,818,871       $    38,548      $   265,000
Completed Motion picture - Bailey's Billion$                         6,972,580         6,972,580                --        2,034,919
Completed Television Drama Series                                    5,795,377         4,629,248         1,166,129        1,816,485
Projects in progress                                                   898,880                --           898,880        1,238,923
                                                                   -----------       -----------       -----------      -----------
                                                                   $20,524,256       $18,420,699       $ 2,103,557      $ 5,355,327
                                                                   ===========       ===========       ===========      ===========

      Amortization and write-down expensed in the three months ended September 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totalled $44,830 (2007 - $1,364,572). Amortization and write-down expensed in the nine months ended September 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totalled $3,621,978 (2007 - $4,095,691).

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.   INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      The following table summarizes the Company's amortization and write downs:

      For the                                                                             Three months ended    Nine months ended
                                                                                          September 30, 2008    September 30, 2008
----------------------------------------------------------------------------------------------------------------------------------
                                                Completed
                                                films,
                                                television
                                                programs, &           Projects In
                                                recordings            Progress            Total                 Total
----------------------------------------------------------------------------------------------------------------------------------
Amortization

-Artists Series                                 $   44,830                  --            $   44,830            $  144,280
----------------------------------------------------------------------------------------------------------------------------------
Write-down

-Artists Series                                         --                                        --                64,982
-Bailey's Billion$                                      --                                        --             2,034,919
-Across the River                                       --                                        --               760,134
-Writers Series                                         --                  --                    --               428,196
-Humchucker                                             --                  --                    --               189,467
----------------------------------------------------------------------------------------------------------------------------------
Total Write-down                                        --                  --                    --             3,477,698
----------------------------------------------------------------------------------------------------------------------------------
Total Amortization and
Write-down                                      $   44,830            $     --            $   44,830            $3,621,978
                                                ==========            ========            ==========            ==========
----------------------------------------------------------------------------------------------------------------------------------

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      The following table summarizes Company's amortization expenses:

                                                                         Three months ended                  Nine months ended
                                                                            September 30                        September 30
Amortization                                                           2008              2007              2008               2007
Completed television programs and recordings                        $   44,830        $  160,616        $  144,280        $  226,576
Completed Motion picture - Bailey's Billion$                                --                --                --                --
Completed Television Drama Series                                           --         1,203,956                --         3,869,115
                                                                    ----------        ----------        ----------        ----------

                                                                    $   44,830        $1,364,572        $  144,280        $4,095,691
                                                                    ==========        ==========        ==========        ==========

The following table summarizes Company's write-downs:

                                                                         Three months ended                  Nine months ended
                                                                            September 30                        September 30
Write-downs                                                            2008              2007              2008               2007
Completed television programs and recordings                        $       --        $       --        $   64,982        $       --
Completed Motion picture - Bailey's Billion$                                --                --         2,034,919                --
Completed Television Drama Series                                           --                --           760,134                --
Projects in progress                                                        --                --           617,663                --
                                                                    ----------        ----------        ----------        ----------

                                                                    $       --        $       --        $3,477,698        $       --
                                                                    ==========        ==========        ==========        ==========

      Completed Television Programs and Recordings

      Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the three months ended September 30, 2008 totaled $44,830 (2007 - $160,616) including a write down of $nil (2007 - $nil). Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the nine months ended September 30, 2008 totaled $209,263 (2007 - $226,576) including a write down of $64,982 (2007 - $nil).

      At September 30, 2008 investment in completed television programs and recordings totalled $38,548 (December 31, 2007 - $265,000).

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

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

      Completed Motion Picture - Bailey's Billion$

      At September  30,  2008,  the  Company's  investment  in completed  motion
      picture,   Bailey's   Billion$,   totalled  $nil   (December  31,  2007  -
      $2,034,919).

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

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

      Although, revenues exceeded the Company's estimates in 2004 and 2005 and the motion picture performed well in the marketplace, sales dropped off dramatically in 2006 and there were no sales reported in 2007, which reflected a lack of reporting and a dispute between the U.K. based co-producer and the master distributor which the co-producer, through a related party, has a significant ownership stake. Although, the Company has continued to pursue resolution of the distribution of the completed motion picture and made effort to repatriate its exploitation rights, no new sales have been reported, although the Company believes sales have been made and revenues have been generated in the period, and the Company no longer has any confidence in the determinability of revenues from its completed motion picture. Accordingly the Company wrote down the balance of its carrying value in the second quarter of 2008.

      Completed Television Drama Series

      In the three months  ended  September  30, 2008 there was no  amortization
      (2007 - $1,203,956) of the Company's investment in completed television drama series. In the nine months ended September 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the nine months ended September 30, 2008 there was no amortization (2007 - $3,869,115) of the Company's its investment in completed television drama series.

      As at September 30, 2008 the Company's investment in completed television drama series totalled $1,164,350 (December 31, 2007 - $1,816,485).

      Ultimate revenue estimates for the Company's television drama series, Across the River to Motor City, are based on the Company's 25 year history in the television industry and the distribution in the international broadcast and DVD marketplace and discussions regarding estimated values of broadcast licenses provided by experienced third-party distributors and sales agents. Each of these distributors and sales agents has well over 20 years of experience in its area of sales and distribution. Management has discounted these estimates in an effort to provide conservative and realizable ultimate revenue estimates backed up by a conservative schedule of territory by territory broadcast sales estimates.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

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

      Management believes that market changes, which have resulted from a series of related broadcaster and investor consolidations in Canada that became evident in the second quarter of 2008 have, in the Company's opinion, negatively impacted future revenue estimates for Across the River to Motor City. The broadcaster (CHUM Television) who commissioned the mini-series, licensed Canadian broadcast rights and holds an equity investment in Across the River to Motor City, was bought and sold twice in 2007. This dramatic and un-forecasted change in the rights ownership and promotion of the series has, in the opinion of management, impaired the potential future revenues for the mini series. This event, in combination with the effect of the changes in the US currency exchange and the general downturn in the public markets, the economy and the investment environment, have negatively impacted the future revenues and of the program and accordingly, in compliance with SOP 00-2, the Company wrote down the net carrying value of its investment in its completed television drama series by $760,134 in the period ended June 30, 2008.

      The Company believes that current ultimate revenue estimates for Across the River to Motor City are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions in the future.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      Projects in Progress

      Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. In the three months ended September 30, 2008 $nil (2007 - nil) of projects in progress was written off to income. In the nine months ended September 30, 2008, $617,663 (2007
      - nil) of projects in progress was written off to income.

      At September, 2008, the Company's investment in projects in progress totaled $898,880 (December 31, 2007 - $1,238,923).

      Participation and Exploitation Costs

      Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $40,260 for the three months ended September 30, 2008 decreasing by $20,093 or approximately 33% as compared to $60,353 in the same period in 2007. For the nine month ended September 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $129,141 decreasing by $59,662 or approximately 32% as compared to $188,803 in the same period in 2007.

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

      The following table summarizes Company's participation and exploitation expenses: related to its library of completed television programs and recordings:

                                                                      Three months  ended                    Nine months ended
                                                                          September 30                          September 30
Participation and Exploitation costs                                 2008               2007               2008               2007
Participation Costs                                                $  3,277           $  4,223           $ 10,802           $ 10,439
Manufacturing Costs                                                  20,057             22,747             52,105             90,981
Distribution fees and expenses                                       16,926             33,383             66,234             87,383
                                                                   --------           --------           --------           --------

                                                                   $ 40,260           $ 60,353           $129,141           $188,803
                                                                   ========           ========           ========           ========

      Interest

      Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. In the three months ended September 30, 2008 the Company capitalized $nil (2007 - $31,239) of interest in connection with the film production for its completed television series. In the three months ended September 30, 2008 the Company capitalized interest in

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

6.    INVESTMENT IN FILM, TELEVISION PROGRAMS AND RECORDINGS (continued)

      connection with various productions amounting to $27,683 (2007 - $37,527). In the nine months ended September 30, 2008, the Company capitalized $31,591 (2007 - $97,008) of interest in connection with the film production for its completed television series. In the nine months ended September 30, 2008, the Company capitalized interest in connection with various productions amounting to $70,118 (2007 - $87,443).

      At September 30, 2008, 99% (December 31, 2007 - 96%) of completed television programs and recordings, 100% (December 31, 2007 - 71%) of completed motion picture costs and 80% (December 31, 2007 - 68%) of completed television drama series costs have been amortized. The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects to amortize 69% of the remaining completed television drama series costs in the next three years and expects 88% will have been amortized by 2012.

7.    EQUIPMENT

                                                               September 30                                             December 31,
                                                                   2008                                                    2007
                                                               ------------                                             ------------
                                                                                   Accumulated
                                                                   Cost           Amortization            Net                Net
                                                                 --------         ------------         --------           --------
Computer and editing equipment                                   $181,028           $172,063           $  8,965           $ 11,327
Furniture and fixtures                                             58,193             54,748              3,445              4,018
                                                                 --------           --------           --------           --------

                                                                 $239,221           $226,811           $ 12,410           $ 15,345
                                                                 ========           ========           ========           ========

8.     FILM PRODUCTION LOAN
                                                               2008        2007
                                                               ----        ----

      A demand loan  bearing  interest at prime plus 1%
      per annum, repayable in full by June 30, 2008 was
      arranged  for  the  financing  of 6  episodes  of
      Across  the  River  to  Motor  City,   which  was
      produced by the Company's wholly-owned subsidiary
      Across the River  Productions  Ltd.  The loan was
      secured   by   all   receipts    including    all
      commercialization  or  exploitation of the series
      worldwide    including   pre-sale   and   funding
      agreements and various tax credits.  The loan was
      not  secured by the parent  company's  assets and
      was non-recourse to parent company.                      $nil   $1,807,705
                                                               ====   ==========

      Interest on the above demand loan totalled $nil for the three month period ended September 30, 2008 (three months ended Dec. 31, 2007 - $32,899) and was capitalized to projects in progress.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

9.    LOANS PAYABLE

      Loans payable consist of the Company's 1995, 1996 and 2000 convertible debentures, which bear interest at 10.5 % per annum, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at September 30, 2008 was $980,162 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans, to show that the Company was committing a portion of its cash flow towards settlement of its liability and included the amount on the balance sheet with prepaid expenses and sundry assets.

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

10.   PREFERRED SHARES

      The Series 1 preferred shares (no par value) are non-voting, cumulative, non-participating, $1 redeemable and retractable. The shares pay dividends at the rate of 9.1% per annum payable in annual instalments on the 15th day of December in each year accruing and cumulative from the date of issue. As at September 30, 2008 dividends in arrears amounted to $33,660.

      Under CICA Handbook Section 3861 and following the guidance under EIC-149, the Company has classified this series of preferred shares as a liability and such dividends as interest.

      Issued - Series 1 preferred shares (no par value)       Number      Amount

         Balance, September 30, 2008 and 2007                494,550    $494,550
                                                             =======    ========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

11.   CAPITAL STOCK

      (a)   Authorized

            Unlimited number of common shares and class "A" shares.

      (b)   Issued - common shares (no par value)

                                                          Number        Amount
                                                          ------        ------

            Balance, September 30, 2008                 45,980,549   $12,661,908
            Balance, December 31, 2007                  45,921,149   $12,652,998
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

            The outstanding and exercisable stock options are as follows:

                                                                        Weighted
                                                                         Average
                                                             Number     Exercise
            Outstanding and Exercisable                  of Options        Price
            --------------------------------------------------------------------
            Balance, September 30, 2008 and
              December 31, 2007                           4,655,000        $0.16
                                                          =========        =====

            The Company has granted stock options as follows:

                                                                        Weighted
                                                         Outstanding    Average
                                    Number    Exercise       and       Remaining
Expiry Date       Grant Date      of Options   Price     Exercisable      Life
--------------------------------------------------------------------------------
May 11, 2009      May 11, 2007       200,000    0.15        200,000       0.61
June 25, 2009    June 25, 2004     3,000,000    0.10      3,000,000       0.73
Dec.29, 2009      Dec.29, 2006       240,000    1.00        240,000       1.25
April 24, 2010  April 25, 2006       100,000    0.10        100,000       1.57
May 11, 2012      May 11, 2007     1,100,000    0.15      1,100,000       3.61
July 29, 2012    July 30, 2007        15,000    0.15         15,000       3.83
                                   ---------              ---------

                                   4,655,000              4,655,000       1.46
                                   =========              =========       ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

11.   CAPITAL STOCK (continued)

      (c)   Stock Option Plan (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date                         May 11, 2007    May 11, 2007    July 30, 2007
--------------------------------------------------------------------------------
Number of options                       200,000       1,100,000           15,000
Expected life                         1.5 years         5 years          5 years
Price volatility                           118%            260%             290%
Dividend yield                               --              --               --
Risk-free interest rate of return         4.56%           4.54%            4.64%
Fair value                               $9,000        $110,000             $450

      (d)   Warrants

      Balance, at December 31, 2007                                $708,456
      Modification of Warrants                                       63,827
                                                                   --------
      Balance, at September 30, 2008                               $772,283
                                                                   ========

            Common shares have been reserved for warrants on the following basis:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
            Outstanding and Exercisable                # of Warrants      Price
            --------------------------------------------------------------------
            Balance, September 30, 2008
            and December 31, 2007                       14,474,166        $0.18
                                                        ==========        =====

      The Company has granted warrants as follows:

                                                                            Weighted
                                                              Outstanding    Average
                                         Number    Exercise       and       Remaining
Expiry Date            Grant Date     of Warrants   Price     Exercisable      Life
-------------------------------------------------------------------------------------
October 1, 2008     October 1, 2007      180,000     0.10        180,000       0.00
April 7, 2009         April 7, 2004    2,547,500     0.30      2,547,500       0.52
April 11, 2009     October 11, 2007    6,475,000     0.10      6,475,000       0.53
May 31, 2009           May 31, 2006    1,691,666     0.30      1,691,666       0.67
December 31, 2009     June 30, 2004    1,830,000     0.25      1,830,000       1.25
December 31, 2009      May 11, 2007      550,000     0.25        550,000       1.25
August 14, 2010     August 14, 2007    1,200,000     0.10      1,200,000       1.87

                                      14,474,166              14,474,166       0.76
                                      ==========              ==========       ====

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

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

12.   CONTRIBUTED SURPLUS

      Balance, December 31, 2007                                     $  902,449
      Subscription receivable                                           229,747
      Modification of Warrants                                          (63,827)
      Adjustment to proceeds from financing                                 375
                                                                     ----------
      Balance, September 30, 2008                                    $1,068,744
                                                                     ==========

      The Company has entered into financing arrangements with limited partnerships (see Note 18 Limited Partnership Financings) As a part of this financing the Company has a subscriptions receivable balance of $116,872 (December 31, 2007 - $346,619) which is receivable over a period of two years ending 2010.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

13.   INTEREST EXPENSE (INCOME)

                                                                      Three months ended                     Nine months ended
                                                                         September 30                           September 30
                                                                                     Restated                              Restated
                                                                    2008               2007               2008               2007
                                                                 ---------          ---------          ---------          ---------
Interest on convertible debentures                               $  44,552          $  44,552          $ 133,656          $ 133,656
Bank film production loan                                               --             31,239             31,591             97,008
Other Interest                                                       1,005                 33              1,005                 33
Interest on preferred shares                                        11,220             11,220             33,660             33,660
                                                                 ---------          ---------          ---------          ---------
                                                                    56,777             87,044            199,912            264,357
Interest income                                                     (8,519)            (8,296)           (54,160)           (25,029)
                                                                 ---------          ---------          ---------          ---------
                                                                    48,258             78,748            145,752            239,328
Less: amounts capitalized to projects                              (27,683)           (68,766)          (101,709)          (184,451)
                                                                 ---------          ---------          ---------          ---------

                                                                 $  20,575          $   9,982          $  44,043          $  54,877
                                                                 =========          =========          =========          =========

14.   EARNINGS (LOSS) PER SHARE

            For the 3 and 9 months ended September 30, 2008 and 2007, options to purchase 4,655,000 and 4,655,000 common shares and warrants to purchase 14,474,166 and 7,819,166 common shares, respectively were not included in the computation of diluted earnings (loss) in 2007 because the exercise prices were greater than the average market price of the common shares and in 2008 because of the loss position.

            The following table sets forth the weighted average number of common shares outstanding for each of those periods.

                Period                                               Outstanding
                ------                                               -----------
                September 30, 2008                                    45,980,549
                September 30, 2007                                    39,382,549

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

14.   EARNINGS (LOSS) PER SHARE (Continued)

                                                                    Three months ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                                 2008                2007                2008               2007
Numerator:                                                                         Restated                               Restated
Net income (loss) and comprehensive
Income (loss) for the period, basic
and diluted                                                  $   (222,822)       $    309,558       $ (3,980,387)       $  1,107,492

Denominator:
Weighted average number of shares - basic                      45,944,129          39,376,529         45,980,549          39,355,816
                                                             ============        ============       ============        ============
Effect of dilutive securities:
Stock options and Warrants                                             --                  --                 --                  --
Weighted average number of shares - diluted                    45,944,129          39,376,529         45,980,549          39,355,816
                                                             ============        ============       ============        ============

Net income (loss) per share

Basic and diluted                                            $       0.00        $       0.01       $       0.03        $       0.03
                                                             ============        ============       ============        ============

15.   FINANCIAL INSTRUMENTS

      Classification

                                                                    As at
                                                              September 30, 2008

Financial assets:
  Held for trading, measured at fair value
     Cash and cash equivalents                                    $   39,254

  Loans and receivables, measured at amortized cost
     Accounts receivable                                          $  196,650
     Other receivables                                               768,347

Financial liabilities, measured at amortized cost:
  Loans payable                                                   $1,700,800
  Preferred shares                                                $  494,550
  Accounts payable and accrued liabilities                        $1,904,941

The aging of accounts receivable is as follows:    Current        $  181,350
                                                   30 days        $    8,500
                                                   60 days        $    2,900
                                                   90 days        $    1,200
                                                   120 + days     $    2,700

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

15.   FINANCIAL INSTRUMENTS (continued)

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

      (i)   Fair Value

            The carrying values of cash and cash equivalents, accounts receivable, film tax credits receivable for which application has been filed, preferred shares, accounts payable and accrued liabilities approximate fair value due to their short-term maturity and normal credit terms.

            The fair value of accrued film tax credits receivable are recorded at the fair value using an appropriate discount rate.

            The  carrying  value  of  advances   receivable  and  loans  payable
            approximates their fair value because the interest rate is at the market rate.

      (ii)  Credit Risk

            The Company's accounts receivable are subject to credit risk. The Company continually monitors its positions with and credit quality of the organizations, which are counterpart to its accounts receivable and does not anticipate non-performance. The majority of the accounts receivable are amounts due from sales of foreign distribution rights and a limited number of licenses and distributors of video cassettes and DVD's. The Company believes that there is no credit risk associated with tax credits and advances receivable as counterparties are both credit worthy.

      (iii) Currency Risk

            The Company is subject to currency risk through its activities in the United States and other countries. Unfavourable changes in the exchange rate may affect the operating results of the Company.

            The Company does not use derivative instruments to reduce its exposure to foreign currency risk. However, dependent on the nature, amount and timing of foreign currency receipts and payments, the Company may consider entering into forward exchange contracts to mitigate any associated risks. The Company did not have any forward exchange contracts outstanding at September 30, 2008.

            The Company is exposed to foreign currency exchange rate risk as a result of sales of its products in various foreign countries and production operations conducted in other countries. In order to minimize the risks associated with foreign currency fluctuations, most sales contracts are issued in either Canadian or U.S. dollars. The Company constantly monitors the exchange rate between the U.S. dollar and the Canadian dollar to determine if any adverse exposure exists relative to its costs of production. The Company maintains funds in both U.S. and Canadian currency. At September 30, 2008, 28% of the Company's cash was in U.S. funds.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

16.   CAPITAL MANAGEMENT

      The Company's capital management objectives are to maintain financial flexibility in order to preserve its capacity to meet its financial commitments, to pay dividends and to meet its potential obligations resulting from internal growth and acquisitions.

      The Company defines capital as:

            viii) Shareholders' equity (deficit)

            ix)   Loans payable

            x)    Preferred shares

            xi)   Cash and cash equivalents

      Total managed capital was as follows:

                                                 As at               As at
                                          September 30, 2008   December 31, 2007

Shareholders' equity (deficit)                 $ (855,046)         $2,886,309
Loans payable                                   1,700,800           1,700,800
Preferred shares                                  494,550             494,550
Cash and cash equivalents                         (39,254)           (245,872)
                                               ----------          ----------
                                               $1,301,050          $4,835,787
                                               ==========          ==========

      The Company manages its capital structure in accordance with changes in economic conditions. In order to maintain or adjust its capital structure, the Company may elect to adjust the amount of debt outstanding, adjust the amount of dividends paid to shareholders' return capital to its shareholders' repurchase its shares in the marketplace or issue new shares.

      Loans payable consist of the Company's 1995, 1996 and 2000 convertible debentures, which bear interest at 10.5 % per annum, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at September 30, 2008 was $980,162 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans, to show that the Company was committing a portion of its cash flow towards settlement of its liability and included the amount on the balance sheet with prepaid expenses and sundry assets.

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

      Nonetheless, the Company is currently in default of the loans payable and the debt holders have the right to demand on their secured loan. If the debtholders demand on the Company's obligation, they

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

16.   CAPITAL MANAGEMENT (continued)

      can force the sale of the Company's assets to satisfy the obligation. Although management believes, and is supported by independent valuations, that the value of the Company's assets surpass the value of the loan obligation on a going forward basis, a demand by the Company's secured creditors may negatively affect the market value of the Company's assets and the Company may be required to significantly reduce or limit operations.

      The Company's cash on hand as at September 30, 2008 was $39,254 as compared to $245,872 as at December 31, 2007, a decrease in cash position of $206,618.

      The Company has no bank debt. A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 that was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. was repaid in full in the quarter ended June 30, 2008 (September 2007 - $1,807,705). Interest on the above demand loan totalled $nil for the three month period ended September 30, 2008 (three months ended Dec. 31, 2007 - $32,899) and was capitalized to projects in progress.

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

16.   CAPITAL MANAGEMENT (continued)

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

      There have been no changes in the Company's approach to capital management during the period.

17.   COMMITMENTS AND CONTINGENCIES

      (a) Minimum annual rent commitments for premises, excluding occupancy costs, are as follows:

              For the three months ending December 31, 2008              $ 7,250
              For the year ending December 31, 2009                       13,000
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

      (c) The purchasers of the copyright interest are entitled to a priority distribution of the future revenue earned from's Billion$ up to the original amount of the purchase price of $2,477,500. Subsequent to the priority distribution, all the amounts would be distributed pari passu in accordance with the percentage ownership acquired.

      (d) The distributors of Bailey's Billion$ are entitled to a priority distribution of the future revenue earned from the film up to the original amount of the purchase price in the amount of approximately $2,900,000. Subsequent to the priority distribution, all the amounts would be distributed in accordance with the contractual agreements.

      (e) In the normal course of operations the Company is involved in negotiations, grievances and arbitrations with guilds and unions related to the film production industry. Management estimates that the grievances will not result in any future material financial obligation. No amount has been recorded in the consolidated financial statements with regard to this matter.

      (f) In connection with certain limited partnership financings (Note19) the Company may be obligated to issue up to 408,000 common shares to the partners of such partnerships.

      (g) The Company is eligible for various grants and government incentive programs that are designed to assist film and television production and distribution in Canada. The Company has received $240,661 in forgivable development funding and grants which have been recorded as a reduction of development costs in projects in progress. The Company could be required to repay up to $200,000 of this funding and grants in case the projects are fully

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

17.   COMMITMENTS AND CONTINGENCIES (continued)

      g) funded and produced or sold by the Company to a third party in the future. The ultimate liability related to the repayment of these funds is not determinable. The Company will record the liability or repay these funds once the actual liability is known or determinable.

18.   RELATED PARTY TRANSACTIONS

            During the 3 month period ended September 30, 2008 $73,750 (September 30, 2007 - $98,332) and 9 month period ended September 30, 2008 $221,250 (September 30, 2007 - $323,526) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions are in the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

19.   LIMITED PARTNERSHIP FINANCING

            The Company has entered into tax preferred financing arrangements with limited partnerships. These limited partnerships are VIEs. In connection with these financings the Company received proceeds net of costs of $380,414 to date recorded as contributed surplus and subscriptions receivable (net) of $116,872 at September 30, 2008. In connection with the limited partnership financings the Company may be obligated to issue up to 408,000 common shares to the partners of such partnerships who have the right to convert their interest in the partnership's revenue stream into a fixed number of the Company's common shares.

20.   CASH FLOW INFORMATION

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                        September 30,

                                                                   2008               2007               2008               2007
                                                               -----------        -----------        -----------        -----------
Change in non-cash working capital
Accounts receivable                                            $   (54,534)       $  (932,848)       $   832,055        $  (781,198)
Tax credits receivable                                             (61,436)                --            838,410          1,837,284
Advances receivable                                                     --                 --                               (59,529)
Inventory                                                            7,076              9,494              9,584             23,413
Prepaid expenses and sundry receivable                              60,758              4,730            105,620             50,732
Accounts payable and accrued liabilities                           220,460             (3,573)           343,877            110,447
Deferred revenue                                                        --           (873,305)                --         (4,342,643)
                                                               -----------        -----------        -----------        -----------

                                                               $   172,324        $(1,795,502)       $ 2,129,546        $(3,161,494)
                                                               -----------        -----------        -----------        -----------

Non-cash transactions

Shares issued on settlement of
Accrued director's fees                                                 --                 --        $     8,910        $    10,328

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

21.   GEOGRAPHIC SALES INFORMATION

            The Company is considered by its chief operating decision maker to operate in one geographic and industry segment, and generates revenue from film productions and film library. Revenue by geographic location, based on the location of customers, is as follows:

                                           Three months ended                          Nine months ended
                                              September 30                                September 30
Revenue                           2008         %         2007       %        2008          %        2007        %
Canada                         $    7,231      6     $1,881,809    92     $   19,575       5     $5,643,960    94
United States                      60,042     51         79,344     4        176,981      48        182,084     3
France                                 --                71,000     4         23,868       6         71,000     1
Russia                                 --                    --                   --                 83,442     1
Other foreign                      49,902     43             --              150,892      41         16,150     1
                               ----------            ----------           ----------             ----------
                               $  117,175            $2,032,153           $  371,316             $5,996,636
                               ==========            ==========           ==========             ==========

22.   CANADIAN GAAP AND US GAAP RECONCILIATION

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

            d. Under US GAAP cumulative dividends are part of the liability for the shares and declared or cumulative dividends which have not been declared should reduce net income to arrive at a figure representing earnings (loss) per share.

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

22.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

            Consolidated statements of operations:

            The net income (loss) as reported in the accompanying interim consolidated statements of of operations would have been different had the financial statements been prepared in accordance with US
            GAAP:

                                                                         Three months ended                  Nine months ended
FOR THE THREE AND NINE                                                                Restated                             Restated
MONTHS ENDED SEPTEMBER 30,                                             2008              2007              2008              2007
                                                                   -----------       -----------       -----------       -----------
Net income (loss) in accordance with
Canadian GAAP                                                      $  (222,822)      $  (309,558)      $(3,980,387)      $ 1,107,492

Interest (dividends) on preferred shares (Note c)                       11,220            11,220            33,660            33,660
                                                                   -----------       -----------       -----------       -----------

Net income (loss) in accordance with US GAAP                       $  (234,042)      $  (320,778)      $(4,014,047)      $ 1,073,832
                                                                   -----------       -----------       -----------       -----------

Preferred share dividends (Note d)                                      11,220            11,220            33,660            33,660
                                                                   -----------       -----------       -----------       -----------

Net income (loss) in accordance
with US GAAP for earnings per share                                   (222,822)         (309,558)       (3,980,387)        1,107,492

Net income (loss) per share - Basic
and Diluted                                                        $      0.00       $     (0.01)      $     (0.09)      $      0.03
                                                                   ===========       ===========       ===========       ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

22.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

            Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

AS AT SEPTEMBER 30, 2008
AND DECEMBER 31, 2007                                                                  September 30, 2008          December 31, 2007
                                                                                       ------------------          -----------------
ASSETS
Assets in accordance with Canadian GAAP                                                    $ 3,245,245                $ 8,492,237

Assets in accordance with U.S. GAAP                                                        $ 3,245,245                $ 8,492,237
                                                                                           ===========                ===========

LIABILITIES

Liabilities in accordance with Canadian GAAP                                               $ 4,100,291                $ 5,605,928

Preferred Shares (Note b)                                                                     (494,550)                  (494,550)
                                                                                           -----------                -----------
Liabilities in accordance with U.S. GAAP                                                   $ 3,605,741                $ 5,111,378
                                                                                           ===========                ===========

Preferred Shares in accordance with US
GAAP (Note b)                                                                              $   494,550                $   494,550
                                                                                           -----------                -----------

SHAREHOLDERS' EQUITY (DEFICIENCY)                                                      September 30, 2008          December 31, 2007
                                                                                       ------------------          -----------------
Shareholders' Equity in accordance
with Canadian GAAP                                                                         $  (855,046)               $ 2,886,309

Effect on deficit of treatment of dividends on
Preferred Shares (Note c)
                                                                                           -----------                -----------
Shareholders' equity (deficiency) in accordance
with US GAAP                                                                               $  (855,046)               $ 2,886,309
                                                                                           ===========                ===========

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

22.   CANADIAN GAAP AND US GAAP RECONCILIATION

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

                        DEVINE ENTERTAINMENT CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2008

22.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

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

Item 2.

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis has been prepared as of November 12, 2008 to provide a review of current activities and a comparison of the performance and financial position of Devine Entertainment for the three and nine month periods ended September 30, 2008 and 2007. Additional information related to the Company is available on SEDAR at www.sedar.com. The financial data in this document have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP except as described in Note 21 to the financial statements. References to Canadian dollars, Cdn$ or $ are to the currency of Canada and references to U.S. dollars or US$ are to the currency of the United States.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As explained on pages 54 through 55, and pages 9 through 10 in Note 2 to the Company's September 30, 2008 Interim Consolidated Financial Statements, of the Interim Report on Form 10-Q, the Company is restating its previously reported consolidated financial statements for the three and nine months ended September 30, 2007.

THIRD QUARTER 2008 HIGHLIGHTS

      o Reflecting the lack of new productions being delivered to date in 2008, the Company's total revenues decreased by approximately 94% or $1,914,978 to $117,175 for the quarter ended September 30, 2008 as compared to $2,032,153 for the same period in 2007.

      o Revenues from the Company's core library of completed television programs and recordings, which include the Company's Artist's, Inventors' and Composers' Specials, as well as Marsalis on Music, Shakespeare 4 Kids, Beethoven Lives Upstairs, its Raffi programs continued to perform well, although decreasing by $44,169 or 27% to $117,175 for the quarter ended September 30, 2008 as compared with $161,344 for the same period in 2007.

      o Net Loss for the quarter ended September 30, 2008 totaled $222,822, or ($0.00) per share, an increase of $532,380 as compared to net earnings of $309,558 or $0.01 per share for the same period in 2007.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues

Reflecting the lack of new productions being delivered to date in 2008, the Company's total revenues decreased by approximately 94% or $1,914,978 to $117,175 for the quarter ended September 30, 2008 as compared to $2,032,153 for the same period in 2007.

Total revenues for the nine month period ended September 30, 2008 decreased by approximately 93% or $5,625,320 to $371,316 as compared to $5,996,636 for the same period in 2007.

Revenues from the Company's core library of completed television programs and recordings, which include the Company's Artist's, Inventors' and Composers' Specials, as well as Marsalis on Music, Shakespeare 4 Kids, Beethoven Lives Upstairs, its Raffi programs continued to perform well, although decreasing by $44,169 or 27% to $117,175 for the quarter ended September 30, 2008 as compared with $161,344 for the same period in 2007.

For the nine month period ended September 30, 2008, revenues from the Company's core library of completed television programs and recordings decreased modestly by $12,893 or approximately 3% to $371,316 as compared with $384,209 for the same period in 2007.

The Company's revenues by geographic location, based on the location of customers were as follows:

                                          Three months ended                      Nine months ended
                                             September 30                            September 30
Revenue                           2008        %      2007        %       2008        %       2007        %

Canada                         $    7,231     6   $1,881,809    92   $   19,575      5    $5,643,960    94
United States                      60,042    51       79,344     4      176,981     48       182,084     3
France                                 --             71,000     4       23,868      6        71,000     1
Russia                                 --                 --                 --               83,442     1
Other foreign                      49,902    43           --            150,892     41        16,150     1
                               ----------         ----------         ----------           ----------

                               $  117,175         $2,032,153         $  371,316           $5,996,636
                               ==========         ==========         ==========           ==========

Earnings (loss) per Common Share (EPS)

Net Loss for the three months ended September 30, 2008 totaled $222,822, or ($0.00) per share, an increase of $532,380 as compared to net earnings of $309,558 or $0.01 per share for the same period in 2007.

Net Loss for the nine months ended September 30, 2008 increased by $5,087,879 to $3,980,387 or ($0.09) per share as compared to net earnings of $1,107,492 or $0.03 per share for the same period in 2007, primarily reflecting non-cash write downs and amortization of the Company's investment in film, television programs and recordings of $3,552,774 in the second quarter of 2008.

Shareholders'Equity (Deficiency)

Shareholders'   equity  (deficiency)  was  ($855,046)  at  September  30,  2008, reflecting a decrease of $3,741,355 as compared to $2,886,309 at December 31, 2007.

SUMMARY OF QUARTERLY RESULTS

                                                                                   Restated     Restated     Restated      Restated
                         Sept. 30,       June 30,     Mar. 31,       Dec. 31,     Sept. 30,     June 30,     Mar. 31,      Dec. 31,
                              2008           2008         2008           2007          2007         2007         2007          2006
                              ----           ----         ----           ----          ----         ----         ----          ----
Revenues                 $ 117,175    $   149,587    $ 104,554    $   147,941    $2,032,153   $1,935,408   $2,029,075   $    60,430
Selling, general
and administrative         273,684        212,650      196,413        276,957       346,826      285,586      132,546       216,911


Amortization:

-Film, television
programs, and
recordings                  44,830         75,076       24,374       (106,604)    1,364,572    1,354,414    1,376,705        52,135
-Equipment                     908            977        1,050          1,130         1,215        1,308        1,407         1,514
Write Downs                     --      3,477,698           --      1,600,097            --           --           --     1,758,742
Interest                    20,575         23,403           65         43,537         9,982        8,846        5,737        51,067
Net income (loss)        $(222,822)   $(3,640,217)   $(117,348)   $(1,667,176)   $  309,558   $  285,254   $  512,680    $(2,01,939)
Basic earnings
(loss) per
common share             $   (0.00)   $     (0.08)   $   (0.00)   $     (0.04)   $     0.01   $     0.01   $     0.01   $     (0.06)

Selling, general and administrative expenses

The Company's selling, general and administrative expenses for the three months ended September 30, 2008 decreased by $73,142 or approximately 21% to $273,684 as compared to $346,826 in the same period in 2007.

The Company's selling, general and administrative expenses for the nine months ended September 30, 2008 decreased by $51,899 or approximately 7% to $682,747, as compared to $734,646 in the same period in 2007.

Selling, general and administrative expenses include participation costs, and exploitation costs, which include and manufacturing and distribution costs for the Company's film library. Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $40,260 for the three months ended September 30, 2008 decreasing by $20,093 or approximately 33% as compared to $60,353 in the same period in 2007. For the nine month ended September 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $129,141 decreasing by $59,662 or approximately 32% as compared to $188,803 in the same period in 2007.

Production and Development Activity

The Company continues to develop new projects in order to secure new production activity. The Company has acquired the rights and is actively developing additional films and series projects targeted to the worldwide family audience including Russell Sprout, Quarterback, Fat Camp and Humchucker. The Company has also entered into an initial agreement to co-develop, with the intent of co-producing in the future, a new series of Writers' Specials with a co-producer in France. In addition, the Company is preparing to expand on the primetime drama franchise established by Across the River to Motor City with a new series set on the US/Mexico border and began presenting this new series concept to US and Foreign broadcasters in the third quarter of 2008.

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

The net carrying value for the Company's Investment in Film, Television Programs and Recordings totaled $2,103,557 as at September 30, 2008 (December 31, 2007 - $5,335,327).

                                                                                    September 30,                       December 31,
                                                                                        2008                                2007
                                                                                        ----                                ----
                                                                                                           Net               Net
                                                                                     Accumulate         Carrying           Carrying
                                                                       Cost         Amortization          Value              Value
                                                                       ----         ------------          -----              -----
Completed television programs and recordings                       $ 6,857,419       $ 6,818,871       $    38,548       $   265,000
Completed Motion picture - Bailey's Billion$                         6,972,580         6,972,580                --         2,034,919
Completed Television Drama Series                                    5,795,377         4,629,248         1,166,129         1,816,485
Projects in progress                                                   898,880                --           898,880         1,238,923
                                                                   -----------       -----------       -----------       -----------

                                                                   $20,524,256       $18,420,699       $ 2,103,557       $ 5,355,327
                                                                   ===========       ===========       ===========       ===========

Amortization and write-down expensed in the three months ended September 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $44,830 (2007 - $1,364,572). Amortization and write-down expensed in the nine months ended September 30, 2008 for the Company's Investment in Film, Television Programs and Recordings totaled $3,621,978 (2007 - $4,095,691).

The following table summarizes the Company's amortization and write downs:

           For the                                                                      Three Months Ended   Nine Months Ended
                                                                                           Sept. 30, 2008      Sept. 30, 2008
------------------------------------------------------------------------------------------------------------------------------
                                                          Completed films,
                                                          television
                                                          programs, &        Projects In
                                                          recordings         Progress        Total              Total
------------------------------------------------------------------------------------------------------------------------------
Amortization

-Artists Series                                           $   44,830              --         $   44,830         $  144,280
------------------------------------------------------------------------------------------------------------------------------
Write-down

-Artists Series                                                   --                                 --             64,982
-Bailey's Billion$                                                --                                 --          2,034,919
-Across the River                                                 --                                 --            760,134
-Writers Series                                                   --              --                 --            428,196
-Humchucker                                                       --              --                 --            189,467
------------------------------------------------------------------------------------------------------------------------------
Total Write-down                                                  --              --                 --          3,477,698
------------------------------------------------------------------------------------------------------------------------------
Total Amortization and
Write-down                                                $   44,830         $    --         $   44,830         $3,621,978
                                                          ==========         =======         ==========         ==========
------------------------------------------------------------------------------------------------------------------------------

The following table summarizes Company's amortization expenses:

                                                                         Three months ended                   Nine months ended
                                                                            September 30                         September 30
Amortization                                                            2008             2007              2008              2007

Completed television programs and recordings                        $   44,830        $  160,616        $  144,280        $  226,576
Completed Motion picture - Bailey's Billion$                                --                --                --                --
Completed Television Drama Series                                           --         1,203,956                --         3,869,115
                                                                    ----------        ----------        ----------        ----------

                                                                    $   44,830        $1,364,572        $  144,280        $4,095,691
                                                                    ==========        ==========        ==========        ==========

The following table summarizes Company's write-downs:

                                                                  Three months ended     Nine months ended
                                                                     September 30           September 30
Write-downs                                                      2008          2007        2008       2007
Completed television programs and recordings                   $    --       $    --   $    64,982   $    --
Completed Motion picture - Bailey's Billion$                        --            --     2,034,919        --
Completed Television Drama Series                                   --            --       760,134        --
Projects in progress                                                --            --       617,663        --
                                                               -------       -------   -----------   -------

                                                               $    --       $    --   $ 3,477,698   $    --
                                                               =======       =======   ===========   =======

Completed Television Programs and Recordings

Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the three months ended September 30, 2008 totaled $44,830 (2007 - $160,616) including a write down of $nil (2007 - $nil). Amortization and write-down of the Company's completed television programs and recordings, which include The Composers Specials, The Inventors Specials and The Artists Specials for the nine months ended September 30, 2008 totaled $209,263 (2007 - $226,576) including a write down of $64,982 (2007 - $nil).

At September 30, 2008 investment in completed television programs and recordings totaled $38,548 (December 31, 2007 - $265,000).

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

Completed Motion Picture - Bailey's Billion$

At September 30, 2008, the Company's investment in completed motion picture, Bailey's Billion$, totaled $nil (December 31, 2007 - $2,034,919).

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

Although, revenues exceeded the Company's estimates in 2004 and 2005 and the motion picture performed well in the marketplace, sales dropped off dramatically in 2006 and there were no sales reported in 2007, which reflected a lack of reporting and a dispute between the U.K. based co-producer and the master distributor which the co-producer, through a related party, has a significant ownership stake. Although, the Company has continued to pursue resolution of the distribution of the completed motion picture and made effort to repatriate its exploitation rights, no new sales have been reported, although the Company believes sales have been made and revenues have been generated in the period, and the Company no longer has any confidence in the determinability of revenues from its completed motion picture. Accordingly the Company wrote down the balance of its carrying value in the second quarter of 2008.

Completed Television Drama Series

In the three months ended September 30, 2008 there was no amortization (2007 - $1,203,956) of the Company's investment in completed television drama series. In the nine months ended September 30, 2008, the Company wrote down its investment in completed television drama series by $760,134 (2007 - $nil). In the nine months ended September 30, 2008 there was no amortization (2007 - $3,869,115) of the Company's investment in completed television drama series.

As at September 30, 2008 the Company's investment in completed television drama series totaled $1,164,350 (December 31, 2007 - $1,816,485).

Ultimate revenue estimates for the Company's television drama series, Across the River to Motor City, are based on the Company's 25 year history in the television industry and the distribution in the international broadcast and DVD marketplace and discussions regarding estimated values of broadcast licenses provided by experienced third-party distributors and sales agents. Each of these distributors and sales agents has well over 20 years of experience in its area of sales and distribution. Management has discounted these estimates in an effort to provide conservative and realizable ultimate revenue estimates backed up by a conservative schedule of territory by territory broadcast sales estimates.

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

Management believes that market changes, which have resulted from a series of related broadcaster and investor consolidations in Canada that became evident in the second quarter of 2008 have, in the Company's opinion, negatively impacted future revenue estimates for Across the River to Motor City. The broadcaster (CHUM Television) who commissioned the mini-series, licensed Canadian broadcast rights and holds an equity investment in Across the River to Motor City, was bought and sold twice in 2007. This dramatic and un-forecasted change in the rights ownership and promotion of the series has, in the opinion of management, impaired the potential future revenues for the mini series. This event, in combination with the effect of the changes in the US currency exchange and the general downturn in the public markets, the economy and the investment environment, have negatively impacted the future revenues and of the program and accordingly, in compliance with SOP 00-2, the Company wrote down the net carrying value of its investment in its completed television drama series by $760,134 in the period ended June 30, 2008.

The Company believes that current ultimate revenue estimates for Across the River to Motor City are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions in the future.

Projects in Progress

Development costs for properties that are expected to benefit future periods are capitalized. If the property under development has not been set for production within three years, or if upon review management determines that certain costs are unrecoverable, the costs associated with such property are written off to income. In the three months ended September 30, 2008 $nil (2007 - nil) of projects in progress was written off to income. In the nine months ended September 30, 2008, $617,663 (2007 - nil) of projects in progress was written off to income.

At September 30, 2008, the Company's investment in projects in progress totaled $898,880 (December 31, 2007 - $1,238,923).

Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $40,260 for the three months ended September 30, 2008 decreasing by $20,093 or approximately 33% as compared to $60,353 in the same period in 2007. For the nine months ended September 30, 2008, participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $129,141 decreasing by $59,662 or approximately 32% as compared to $188,803 in the same period in 2007.

There were no participation and exploitation costs related to the Company's completed motion picture - Bailey's Billion$ or its completed television drama series and the Company does not expect any participation and exploitation expenses related to these films in 2008. The Company estimates approximately $190,000 in participation and exploitation costs related to its library of completed television programs and recordings in 2008, of which approximately $50,000 or 26% are costs related to the Artists Specials series, the only series of the Company's completed television programs and recordings with a net carry cost remaining.

The  following  table  summarizes   Company's   participation  and  exploitation
expenses:   related  to  its  library  of  completed   television  programs  and
recordings:

                                                                       Three months ended                    Nine months ended
                                                                           September 30                         September 30
Participation and Exploitation costs                                  2008              2007               2008               2007
Participation Costs                                                $  3,277           $  4,223           $ 10,802           $ 10,439
Manufacturing Costs                                                  20,057             22,747             52,105             90,981
Distribution fees and expenses                                       16,926             33,383             66,234             87,383
                                                                   --------           --------           --------           --------

                                                                   $ 40,260           $ 60,353           $129,141           $188,803
                                                                   ========           ========           ========           ========

Interest incurred on funds borrowed during productions of films, television programs and recordings is capitalized as a cost of the production. In the three months ended September 30, 2008 the Company capitalized $nil (2007 - $31,239) of interest in connection with the film production for its completed television series. In the three months ended September 30, 2008 the Company capitalized interest in connection with various productions amounting to $27,683 (2007 - $37,527). In the nine months ended September 30, 2008, the Company capitalized $31,591 (2007 - $97,008) of interest in connection with the film production for its completed television series. In the nine months ended September 30, 2008, the Company capitalized interest in connection with various productions amounting to $70,118 (2007 - $87,443).

At September 30, 2008, 99% (December 31, 2007 - 96%) of completed television programs and recordings, 100% (December 31, 2007 - 71%) of completed motion picture costs and 80% (December 31, 2007 - 68%) of completed television drama series costs have been amortized. The remaining period of amortization for the completed projects ranges from one to nine years at December 31, 2007. 100% of completed television programs and recordings will be amortized in 2008. The Company expects to amortize 69% of the remaining completed television drama series costs in the next three years and expects 88% will have been amortized by 2012.

Capital stock

At December 31, 2007 the Company had 45,921,149 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

On June 16, 2008, the Company issued 59,400 Common Shares equally to Flehr & Associates Ltd. and Messrs F. Bryson Farrill and Kenneth Taylor in consideration for Board of Director services provided to the Company.

At September 30, 2008 the Company had 45,980,549 common shares, 494,550 Series 1 Class A preferred shares outstanding and 14,474,166 warrants outstanding.

Related Party Transactions

During the 3 month period ended September 30, 2008 $73,750 (September 30, 2007 - $98,332) and 9 month period ended September 30, 2008 $221,250 (September 30, 2007 - $323,526) of fees were paid or accrued to corporations controlled by two of the directors for writing, directing and producing services on the Company's film and television productions. These transactions are in the normal course of business and have been measured at exchange amount, which is the amount of consideration established and agreed to by the related parties and which management believes reflect prevailing market rates.

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

Restatement

The Company is restating its previously reported consolidated financial statements for the 3 and 9 months ended September 30, 2007. A summary of the impact of the restatement adjustments on the previously reported consolidated balance sheet, statement of operations and cash flows amounts is as follows:

      Summary of Restatement Adjustments

      a) The Company has determined that the previously filed financial statements for the 3 and 9 month periods ended September 30, 2007 contained errors resulting from the incorrect accounting related to interest for the Company's Investment in film, television programs and recordings. The interest income was incorrectly accounted for and should not have been included in the results for the 9 month period ended September 30, 2007. In addition, the transaction should have been accounted for and was addressed in the December 31, 2007 financial statements.

            The Company has restated the interest income from interest expense (income). The restatement amounts to $30,312. As a result accrued liabilities increased by $30,312 and net income decreased by $30,312 for the 9 months ended September 30, 2007. The deficit increased by $30,312.

      b) The company restated its preferred shares from an equity component to a liability as it was determined that under the CICA Handbook
            Section 3861, and following the guidance under EIC-149. The preferred shares are redeemable, retractable, and have a preferential priority participation in the residual equity of the Company; accordingly preferred shares have been restated as a liability. The effect of the restatement resulted in a reclassification from preferred shares in the equity section of the balance sheet in the amount of $494,550 to preferred shares in the liability section in the amount of $494,550. This change was reflected in the Company's December 31, 2007 financial statements. Accordingly dividends amounting to $11,220 would be restated as interest expense for the 3 month period ending September 30, 2007 and dividends amounting to $33,660 would be restated as interest expense for the 9 month period ending September 30, 2007.

      c) The Company has determined that the previously filed financial statements contained errors resulting from the incorrect volatility calculation used to determine the fair value of warrants and options issued for the 3 and 9 month periods ended September 30, 2007. As a result, for the 3 month period ending September 30, 2007, contributed surplus decreased by $16,350 and warrants increased by $93,600. This was offset by an increase to the deficit of $77,250 resulting in a reduction to net income and comprehensive income of $77,250. For the 9 month period ending September 30, 2007, contributed surplus increased by $73,390 and warrants increased by

            $121,100. This was offset by an increase to the deficit of $194,490, resulting in a reduction to net income and comprehensive income of $194,490.

            The following table summarizes the impact of the restatement adjustment on the previously reported statements of operations and cash flows for the 3 and 9 months ended September 30, 2007.

            Statement of Operations

                                             Three months        Nine months
                                         September 30, 2007   September 30, 2007

Net income and comprehensive income
  As previously reported                     $   398,028         $ 1,365,954
Interest expense (Note 2 a))                          --             (30,312)
Interest income (Note 2 b)                       (11,220)            (33,660)
Selling, general and administrative              (77,250)           (194,490)
                                             -----------         -----------
Net income and comprehensive income
  As restated                                $   309,558         $ 1,107,492

Statement of Cash Flows

                                                                                   Three months             Nine months
                                                                                September 30, 2007       September 30, 2007

Cash flows (used in) provided by operating activities
     As previously reported                                                         $   (26,107)             $ 2,275,841
Net income for the period                                                               (88,470)                (258,462)
Stock based compensation (Note 2 (c)                                                     77,250                  194,490
Accrued liabilities (Note 2 a and b)                                                     11,220                   63,972
                                                                                    -----------              -----------
Cash flows (used in) provided by operating activities
     As restated                                                                    $   (26,107)             $ 2,275,841

Cash flows (provided by) used in financing activities
     As previously reported                                                         $   453,192              $  (213,494)
Cash flows (provided by) used in financing activities
     As restated                                                                    $   453,192              $  (213,494)

Cash flows used in investing activities                                             $  (364,606)             $(2,113,877)
Cash flows used in investing activities
     As restated                                                                    $  (364,606)             $(2,113,877)

Loans Payable

Loans payable consist of the Company's 1995, 1996 and 2000 convertible debentures, which bear interest at 10.5 % per annum, have matured, have not been extended and carry no fixed term, accordingly the Company is carrying the outstanding amount of $1,700,800 (2007 - $1,700,800) as a loan payable. The creditors have a general security assignment on the assets of the Company. Accrued interest as at September 30, 2008 was $980,162 (December 31, 2007 - $846,505) and is included in accounts payable and accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans, to show that the Company was committing a portion of its cash flow towards settlement of its liability and included the amount on the balance sheet with prepaid expenses and sundry assets.

The Company is working towards settling the outstanding current loan and no action has been taken by the debt holders and none is expected. Management is in constant communication with the holders of the majority of this debt, who have consistently supported the Company in the past, and expects that the

Company will be able to settle the debt in the normal course of operations from a combination of proceeds from equity, debt and limited partnership financing, the Company's ongoing operating cash flow and through possible conversion of a portion of the debt to equity in the Company.

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

Liquidity and Capital Resources

The Company's cash on hand as at September 30, 2008 was $39,254 as compared to $245,872 as at December 31, 2007, a decrease in cash position of $206,618.

The Company has no bank debt. A demand loan bearing interest at prime plus 1%, repayable in full by June 30, 2008 that was arranged for the financing of 6 episodes of a new one hour TV series entitled Across the River to Motor City, which was produced by the Company's wholly owned subsidiary, Across the River Productions Ltd. was repaid in full in the quarter ended June 30, 2008 (September 2007 - $1,807,705). Interest on the above demand loan totalled $nil for the three month period ended September 30, 2008 (three months ended Dec. 31, 2007 - $32,899) and was capitalized to projects in progress.

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

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. The Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the September 30, 2008 and 2007 consolidated financial statements and that there are material weaknesses in disclosure controls and the internal control over financial reporting as of September 30, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions and accordingly the Company's internal controls over financial reporting and disclosure controls and procedures have been ineffective.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

These financial statements have been prepared in accordance with the Canadian Institute of Chartered Accountants standards for interim financial statements. These financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements; however, they do not include all of the disclosure requirements for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007.

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

Revenue from royalties is recognized when reported and received and collection is reasonably assured.

Revenue from the sale of distribution rights is recognized when the film or television programs are substantially complete, the investors have irrevocably committed to acquire distribution rights and when collection is reasonably assured.

Revenue from the sale of home videos and DVD's are recognized at the time of shipment and when collection is reasonably assured.

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

Impairment of Long-Lived Assets

Long-lived assets include equipment and investments in films, television programs and recordings. Equipment is accounted for as per SFAS 144 (see Note 3(f)to the financial statements). Investment in films, television programs and recordings is accounted for as per SOP-00-2 (see Note 6 to the financial statements). Long-lived assets are reviewed for impairment on an annual basis at year end or when significant events or circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment exists when the carrying value of the Company's investment in films, television programs and recordings is greater than the undiscounted future cash flows expected to be provided by the asset. The amount of impairment loss if any, which is in excess of net carrying value over fair value, is charged to income for the period. Fair value is generally measured equal to the estimated future discounted net cash flows from the asset.

Deferred Revenue

Revenue received from sales of rights and licences related to projects in progress is recorded as deferred revenue until revenue recognition parameters have been met.

Basis of presentation

The Company is presenting its balance sheet as an unclassified balance sheet as its normal operating cycle is more than one year.

Adoption of New Accounting Policies

      i)    Adoption of new accounting standards

            Effective January 1, 2008, the Company adopted the new recommendations of the Canadian Institute of Chartered Accountants
            (CICA) Handbook Section 3862, "Financial Instruments - Disclosure" (Section 3862) and Section 3863, "Financial Instruments - Presentation" (Section 3863), which replaced Handbook Section 3861, "Financial Instruments - Disclosure and Presentation". The objective of the disclosure requirements of Section 3862 is to provide information about the significance of financial instruments to the Company's financial position and performance, the nature and extent of risks arising from financial instruments to which the Company is exposed and how the Company manages those risks. Section 3863 carries forward standards for presentation of financial instruments, from the perspective of the issuer, between liabilities and equity, the classification of related interest, dividends, losses and gains, and circumstances in which financial assets and financial liabilities are offset.

            The adoption of these standards did not have an impact on the classification and valuation of financial instruments. The new disclosures resulting from adoption of these standards are included in note 15 to the financial statements.

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

The Corporation's financial assets and liabilities are recorded and measured as follows:

--------------------------------------------------------------------------------
      Asset/Liability                      Category                 Measurement
--------------------------------------------------------------------------------
Accounts receivable                 Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Subscription receivable             Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Film tax credits receivable         Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Advances receivable                 Loans and receivables         Amortized cost
--------------------------------------------------------------------------------
Accounts payable and accrued        Other liabilities             Amortized cost
liabilities
--------------------------------------------------------------------------------
Accrued liabilities                 Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Film production loan                Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Preferred shares                    Other liabilities             Amortized cost
--------------------------------------------------------------------------------
Loans payable                       Other liabilities             Amortized cost
--------------------------------------------------------------------------------

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

      ii)   Effective  January 1, 2008,  the Company  adopted the CICA  Handbook
            Section 1535, "Capital Disclosures" which specifies the disclosure of an entity's objectives, policies and processes for managing capital and how it is meeting those objectives. The new disclosures resulting from adoption of this standard are included in note 16.

      iii) Effective January 1, 2008, the Company adopted CICA Handbook Section 3031, "Inventories", which replaced Section 3030. "Inventories". Under the new section, inventories are required to be measured at the "lower of cost and net realizable value", which is different from existing guidance of the "lower of cost and market". The new section also requires, when applicable, the reversal of any inventory write-downs previously recognized. The adoption of this standard did not have an impact on the valuation of the Company's inventories.

      iv) In June 2007, the CICA amended Section 1400, "General Standards of financial Statement Presentation" to change the guidance related to management's responsibility to assess the ability of the entity to continue as a going concern. Management is required to make an assessment of an entity's ability to continue as a going concern and should take into account all available information about the future, which is at least but not limited to 12 months from the balance sheet date. Disclosure is required of material uncertainties related to events of conditions that may cast significant doubt upon the entity's ability to continue as a going concern. The amendments to
            Section 1400 apply to interim and annual financial statements relating to fiscal years beginning on or after January 1, 2008. The adoption of this standard had no impact on the Company's presentation of its financial position or consolidated results of operations as at September 30, 2008 and for the three month period ended.

      v) Effective January 1, 2007, the Company adopted the recommendations of CICA Handbook sections 1530, Comprehensive Income; 3251, Equity; 3855, Financial Instruments - Recognition and Measurement; Section 3861, Financial Instruments - Measurement, Disclosure and Presentation; and Section 3865, Hedges. As required by the standards, these resulting changes in accounting policies have been applied retrospectively with no restatement to prior periods.

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

      vi) On January 1, 2007, the Company adopted Section 1506, "Accounting Changes", from the CICA Handbook. This Section establishes criteria related to the accounting treatment to adopt and disclosure requirements for accounting changes made, revision of accounting estimates and correction of errors. The adoption of these new standards had no material impact on the Company s financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada that conforms, in all material respects, with U.S. GAAP, except as described in Note 22 to the financial statements.

There have been no significant changes in the Company's accounting policies and estimates since December 31, 2007. Refer to Management's Discussion and Analysis in the Company's December 31, 2007 Annual Report.

Recent Accounting Pronouncements

      i) In 2008, the CICA issued Handbook Section 3064, Goodwill and Intangible Assets ("CICA 3064"). CICA 3064, which replaces Section 3062, Goodwill and Intangible Assets, and Section 3450, Research and Development Costs, establishes standards for the recognition, measurement and disclosure of goodwill and intangible assets. The new standard is effective for the Company's interim and annual consolidated financial statements for periods commencing January 1, 2009. The Company is assessing the impact of the new standard on its consolidated financial statements.

      ii) In May 2007, the CICA published an updated version of its "Implementation Plan for Incorporating International Financial Reporting Standards ("IFRS") into Canadian GAAP". This plan includes an outline of the key decisions that the CICA will need to make as it implements the Strategic Plan for publicly accountable enterprises that will converge Canadian generally accepted accounting principles with IFRS. The changeover date from Canadian GAAP to IFRS is for annual and interim financial statements relating to fiscal years beginning on or after January 1, 2011.

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

      Consolidated statements of operations:

The following table reconciles net loss as reported in the accompanying consolidated statements of loss to net loss that would have been reported had the financial statements been prepared in accordance with U.S. GAAP:

                                                                      Three months ended                    Nine months ended
                                                                                    Restated                              Restated
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,                  2008               2007               2008               2007
                                                               -----------        -----------        -----------        -----------
Net income (loss) in accordance
with Canadian GAAP                                             $  (222,822)       $  (309,558)       $(3,980,387)       $ 1,107,492

Interest (Dividends) on
Preferred Shares (Note c)                                           11,220             11,220             33,660             33,660
                                                               -----------        -----------        -----------        -----------
Net Income (Loss) in accordance
with U.S. GAAP                                                 $  (234,042)       $  (320,778)       $(4,014,047)       $ 1,073,832
                                                               -----------        -----------        -----------        -----------

Preferred share dividends (Note d)                                 (11,220)           (11,220)           (33,660)           (33,660)
                                                               -----------        -----------        -----------        -----------

Net income (loss) in accordance with US
GAAP for earnings per share                                       (222,822)          (309,558)        (3,980,387)         1,107,492
                                                               ===========        ===========        ===========        ===========
Net income (loss) per
share - Basic and Diluted                                      $     (0.00)       $      0.01        $     (0.09)       $      0.03
                                                               -----------        -----------        -----------        -----------

Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

AS AT SEPTEMBER 30, 2008                                                                      September 30              December 31
AND DECEMBER 31, 2007                                                                              2008                     2007
                                                                                              ------------              -----------
ASSETS
Assets in accordance with Canadian GAAP                                                        $ 3,245,245              $ 8,492,237

Assets in accordance with U.S. GAAP                                                            $ 3,245,245              $ 8,492,237
                                                                                               ===========              ===========

LIABILITIES

Liabilities in accordance with Canadian GAAP                                                   $ 4,100,291              $ 5,605,928

Preferred Shares (Note b)                                                                         (494,550)                (494,550)
                                                                                               -----------              -----------
Liabilities in accordance with U.S. GAAP                                                       $ 3,605,741              $ 5,111,378
                                                                                               ===========              ===========

Preferred Shares (Note b)                                                                      $   494,550              $   494,550
                                                                                               -----------              -----------

                                                                                              September 30              December 31
SHAREHOLDERS' EQUITY (DEFICIENCY)                                                                  2008                     2007
                                                                                              ------------              -----------
Shareholders' Equity in accordance with
Canadian GAAP                                                                                  $  (855,046)             $ 2,886,309

Effect on deficit of treatment of dividends on Preferred
Shares (Note c)                                                                                         --                       --

Shareholders' equity (deficiency) in accordance with
US GAAP                                                                                           (855,046)               2,886,309
                                                                                               -----------              -----------

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

OTHER INFORMATION

Additional information relating to Devine Entertainment Corporation is on SEDAR at www.sedar.com

Disclosure of outstanding share data

As of November 12, 2008 the Company has the following voting or equity securities or securities convertible or exercisable into voting or equity securities, issued and outstanding:

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

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. The Company has determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the September 30, 2008 and 2007 consolidated financial statements and that there are material weaknesses in disclosure controls and the internal control over financial reporting as of September 30, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions and accordingly the Company's internal controls over financial reporting and disclosure controls and procedures have been ineffective.

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

(a)   Exhibits

            i.    31.1  Certification  of Chief  Executive  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            ii.   31.2  Certification  of Chief  Financial  Officer  pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

            iii.  32.1   Certification   pursuant   to   Section   906   of  the
                  Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

                  (i) The Company filed a current report on Form 8-K dated August 15, 2008. Under Items 4.01 and 9.01 In that 8-K the Company filed an amendment to the Item 4.01 disclosure contained in the 8-K filed on August 1, 2008 in which the Company announced changes in the registrant's certifying accountant.

                  (ii) The Company filed a current report on Form 8-K dated October 28, 2008. Under Item 4.01 of that 8-K the Company announced changes in the registrants certifying accountant as a result of the Company's previous independent accountants being acquired by Deloitte effective January 29, 2008.

                  (iii) The Company filed a current report on Form 8-K dated October 30, 2008. Under items 4.02 and 9.01 of that 8-K the Company announced Non-Reliance on previously issued financial statements related to the filing of restatements in its year end financial statements filed April 18, 2008.

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

Dated: November 13, 2008

      Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                   Date
--------------------------------------------------------------------------------
/s/ David Devine       Director, Chairman of the Board         November 13, 2008
                       President and Chief Executive Officer

/s/ Richard Mozer      Director, Vice-Chairman of the          November 13, 2008
                       Board, Chief Financial Officer,
                       Treasurer and Secretary