Form 10KSB/A
period 2007-12-31
Devine Entertainment CORP
filed 2009-02-13
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from______________________to_________________________

                         Commission file number 0-51168

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

                                 Yes |_| No |X|

Issuer's revenues for the year ended December 31, 2007 $6,144,577


As of April 11, 2008, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and ask price shown on the NASD OTCBB was $4,412,812 CDN


As of April 11, 2008, the issuer had outstanding 45,921,149 shares of common stock.

                                TABLE OF CONTENTS


PART I

   ITEM 1.   BUSINESS                                                          5
   ITEM 2.   PROPERTY                                                         13
   ITEM 3.   LEGAL PROCEEDINGS                                                14
   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         14
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                              26
   ITEM 7.   FINANCIAL STATEMENTS                                             65
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                             109
   ITEM 8A.  CONTROLS AND PROCEDURES                                         109
   ITEM 8B.  OTHER INFORMATION                                               112

PART III

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               113
   ITEM 10.  EXECUTIVE COMPENSATION                                          116
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                  122
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  123
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                123
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          125

SIGNATURES                                                                   126

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

                                EXPLANATORY NOTE


This amendment no. 2 to the Company's original 10KSB filed on April 18, 2008 and Amended 10KSB filed on June 27, 2008 provides additional disclosure, in response to comments from the United States Securities and Exchange Commission, in ITEM 6: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 8A: CONTROLS AND PROCEDURES as well as the correction of a number of typographical errors throughout the filing.

Specifically, all references to EBITDA have been deleted and additional disclosure has been provided in the MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the headings of SUMMARY OF QUARTERLY RESULTS, Selling, general and administrative expenses, Investment in Film and Television Programs and Recordings, Loans Payable, Liquidity and Capital Resources and CONTROLS AND PROCEDURES. The additional disclosure under CONTROLS AND PROCEDURES is also incorporated in ITEM 8A under the same heading. The Company's Consolidated Financial Statements are the same as originally filed on April 18, 2008 with the exception of the correction of typographical errors that have also been incorporated.

Restatement


As explained on pages 39 through 44, and pages 75 through 79 in Note 2 to the Company's 2007 Consolidated Financial Statements, of the Annual Report on Form 10-KSB, the Company has restated its financial statements for the year ended December 31, 2006 to give effect to the correction of errors resulting from the incorrect accounting for certain transactions. As a result, the impact of corrections for prior years have resulted in an increase in the deficit balance by $181,510 and an additional decrease in equity by $494,550 and which has been offset by a total increase in liabilities by $676,060.

The impact of the restatements for the year ended December 31, 2006 have resulted in a decrease in the deficit by $10,602 and a total reductions of $277,081 in shareholders' equity and total assets. In addition the Company sustained a further loss of $34,402 for December 31, 2006.

The following table summarizes the effects of the changes for 2006.

                                                       Summary of Changes
                                                       ------------------

Balance Sheet

                                                       As              As
                                                    Reported        Restated
                                                  ------------    ------------
Assets                                            $ 12,934,759    $ 12,657,678
Liabilities                                          9,476,413      10,152,473

Capital Stock                                       12,330,949      12,268,006
Contributed Surplus                                  1,267,449         707,165
Warrants                                                  --           335,544
Preferred Shares                                       494,550            --
Deficit                                            (10,634,602)    (10,805,510)
Shareholders' Equity                                 3,458,346       2,505,205

Liabilities and Shareholders' Equity                12,934,759      12,657,678

Statement of Operations

                                                       As              As
                                                    Reported        Restated
                                                  ------------    ------------
Revenue                                           $    423,959    $    423,959
Expenses                                             2,938,110       2,972,512
                                                  ------------    ------------

Net Loss                                             2,514,151       2,548,553

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

Development Activities

      The Company's development activities are primarily focused on the creation of intelligent programs for children and their families for the United States, Canadian and global markets. The Company's 2008 project development slate includes new episodes of its core library based on the lives and times of groundbreaking writers (The Writers' Specials) with co-producer Carrere Group of France, as well as new scripts for the second season of Across the River to Motor City and a number of feature films, television movies and series targeted at the international audience (Russell Sprout, Humchucker) and Rio Grande.

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

Genre: Family and Children's Television

Title                                        Premiere            Distributor
--------------------------------------------------------------------------------
A Young Children's Concert with Raffi          1985         Rounder
Raffi in Concert with the Sunshine Band        1989         Rounder

Beethoven Lives Upstairs                       1992         Naxos

The Composers' Specials

Bach's Fight for Freedom                       1996         Devine Entertainment
Liszt's Rhapsody                               1996         Devine Entertainment
Rossini's Ghost                                1996         Devine Entertainment
Strauss: The King of 3/4 Time                  1996         Devine Entertainment
Bizet's Dream                                  1996         Devine Entertainment
Handel's Last Chance                           1996         Devine Entertainment

The Inventors' Specials

Einstein: Light to the Power of 2              1997         Devine Entertainment
Leonardo: A Dream of Flight                    1997         Devine Entertainment
Galileo: On the Shoulders of Giants            1998         Devine Entertainment
Newton: A Tale of Two Isaacs                   1998         Devine Entertainment
Marie Curie: More than Meets the Eye           1998         Devine Entertainment
Edison: The Wizard of Light                    1998         Devine Entertainment

The Artists' Specials

Degas and the Dancer                           1999         Devine Entertainment
Mary Cassatt: American Impressionist           1999         Devine Entertainment
Monet: Shadow and Light                        2000         Devine Entertainment
Rembrandt: Fathers and Sons                    2000         Devine Entertainment
Goya: Awakened in a Dream                      2000         Devine Entertainment
Winslow Homer: An American Original            2000         Devine Entertainment

Genre: Feature Film

Bailey's Billion$                              2005         AllianceAtlantis/
                                                            Arclight
Genre: Primetime Television Drama

Across the River to Motor City - season 1      2007         Devine Entertainment

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

            Date                                  High($)     Low($)
            --------------------------------------------------------
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


RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As explained on pages 39 through 44, and pages 75 through 79 in Note 2 to the Company's 2007 Consolidated Financial Statements, of the Annual Report on Form 10-KSB, the Company has restated its financial statements for the year ended December 31, 2006 to give effect to the correction of errors resulting from the incorrect accounting for certain transactions. As a result, the impact of corrections for prior years have resulted in an increase in the deficit balance by $181,510 and an additional decrease in equity by $494,550 and which has been offset by a total increase in liabilities by $676,060.

The impact of the restatements for the year ended December 31, 2006 have resulted in a decrease in the deficit by $10,602 and a total reduction of $277,081 in shareholders' Equity.

FISCAL 2007 HIGHLIGHTS


The Company's revenues increased dramatically year over year as a result of the Company's completion and delivery of the first six-episode season of the Company's new primetime mystery series for Chum Television, Across the River to Motor City and more than 20% growth in revenue from the Company's proprietary film library. 2007 proved to be among the Company's strongest ever, a truly landmark year that generated the Company's highest revenues in the last ten years.

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

The Company's revenues by geographic location, based on the location of customers were as follows:

                                      2007          %         2006          %
                                      ----                    ----
                                       $                       $
Revenue
    Canada                         5,661,044      92.1       28,432        6.7
    United States                    260,661       4.2      273,901       64.6
    France                            71,000       1.2       68,723       16.2
    Europe - Other                   130,214       2.1       37,539        8.9
    Other foreign                     21,658       0.4       15,364        3.6
                                   ---------                -------

                                   6,144,577                423,959
                                   =========                =======

Loss per Share

Loss for 2007 decreased by $1,976,469 to $572,084 or ($0.01) per share as compared to a Loss of $2,548,553 or ($0.07) per share for 2006.



Shareholders' Equity

Shareholders' equity increased year over year by $381,104 to $2,886,309 as at December 31, 2007 as compared to $2,505,205 as at December 31, 2006.

SUMMARY OF QUARTERLY RESULTS:


                                         Restated      Restated     Restated     Restated      Restated      Restated      Restated
                           Dec. 31,     Sept. 30,      June 30,     Mar. 31,     Dec. 31,      Sept.30,      June 30,      Mar. 31,
                               2007          2007          2007         2007         2006          2006          2006          2006
                               ----          ----          ----         ----         ----          ----          ----          ----
Revenues                    147,941     2,032,153     1,935,408    2,029,075       60,430        84,255       115,414       163,860
Selling, general
and administrative          276,957       392,886       285,586      132,546      216,911       280,670       185,684       232,377

Amortization:

-Film, television
programs, and
recordings                 (106,604)    1,364,572     1,354,414    1,376,705       52,135        28,426        86,340        84,742

-Equipment                    1,130         1,215         1,308        1,407        1,514         1,687          1727         1,644

Write Downs               1,600,097          --            --           --      1,758,742          --            --            --

Interest                     43,537       (23,678)        8,846        5,737       51,067        (1,880)       (4,398)       (7,296)

Net income (loss)        (1,667,176)      285,254       285,254      512,680   (2,019,939)     (224,648)     (153,939)     (150,577)

Basic earnings
(loss) per
common share                  (0.04)         0.01          0.01         0.01        (0.06)        (0.00)        (0.00)        (0.00)

Selling, general and administrative expenses

The Company's selling, general and administrative expenses for the year ended December 31, 2007 increased by $183,976 or approximately 20% to $1,087,975 as compared to $903,999 in 2006.

Selling, general and administrative expenses include participation costs, and exploitation costs, which include and manufacturing and distribution costs for the Company's film library. Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $224,828 for the year ended December 31, 2007 increasing by $23,555 or approximately 12% as compared to $201,273 in 2006.


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

                                                                                  2007           Net
                                                                               Accumulated     Carrying
                                                                    Cost      Amortization      Value
                                                                    ----      ------------      -----
Completed television programs and recordings                     $ 6,874,607   $ 6,609,607   $   265,000
Completed Motion picture - Bailey's Billions                       6,972,580     4,937,661     2,034,919
Completed Television Drama Series                                  5,685,599     3,869,114     1,816,485
Projects in progress                                               1,238,923          --       1,238,923
                                                                 -----------   -----------   -----------
                                                                 $20,771,709   $15,416,382   $ 5,355,327
                                                                 ===========   ===========   ===========

                                                                                  2006           Net
                                                                               Accumulated     Carrying
                                                                    Cost      Amortization      Value
                                                                    ----      ------------      -----
Completed television programs and recordings                     $15,996,453   $15,066,135   $   930,318
Completed Motion picture - Bailey's Billion$                       6,972,580     4,081,502     2,891,078
Projects in progress                                               5,623,417          --       5,623,417
                                                                 -----------   -----------   -----------
                                                                 $28,592,450   $19,147,637   $ 9,444,813
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


The following tables summarize the Company's amortization and write downs:

      For the Year Ended December 31, 2007

--------------------------------------------------------------------------------------------------
                                                      Completed
                                                      films,
                                                      television       Projects
                                                      programs, &      In
                                                      recordings       Progress           Total
--------------------------------------------------------------------------------------------------
Amortization                                          $3,989,087             --         $3,989,087
--------------------------------------------------------------------------------------------------
Write-down
-Artists Series                                          500,332             --            500,332
-Bailey's Billion$                                       856,159                           856,159
-Miracle Journey                                            --         $  234,586          234,586
-October 7th                                                --              7,500            7,500
-Quarterback                                                                1,110            1,110
-Revolving Door                                                               410              410
--------------------------------------------------------------------------------------------------
Total Write-down                                       1,356,491          243,606        1,600,097
--------------------------------------------------------------------------------------------------
Total Amortization and Write-down                     $5,345,578       $  243,606       $5,589,184
                                                      ==========       ==========       ==========
--------------------------------------------------------------------------------------------------

      For the Year Ended December 31, 2006

--------------------------------------------------------------------------------------------------
                                                      Completed
                                                      films,
                                                      television       Projects
                                                      programs, &      In
                                                      recordings       Progress           Total
--------------------------------------------------------------------------------------------------
Amortization                                          $  251,643             --         $  251,643
--------------------------------------------------------------------------------------------------
Write-down                                                                   --
-Bailey's Billion$                                       300,254             --            300,254
-Artists Series                                          297,639             --            297,639
-Inventors Series                                        277,701             --            277,701
-Red                                                        --         $  498,348          498,348
-October 7th                                                --            384,800          384,800
--------------------------------------------------------------------------------------------------
Total Write-down                                         875,594          883,148        1,758,742
--------------------------------------------------------------------------------------------------
Total Amortization  & Write-down                      $1,127,237       $  883,148       $2,010,385
--------------------------------------------------------------------------------------------------

Amortization for the years ended                     December 31,   December 31,
                                                         2007          2006
                                                         ----          ----

                                                     Amortization   Amortization
                                                     ------------   ------------

Completed television programs and recordings          $  119,641     $  251,643
Completed Motion picture - Bailey's Billion$                --             --
Completed Television Drama Series                      3,869,446           --
                                                      ----------     ----------

                                                      $3,989,087     $  251,643
                                                      ==========     ==========

Write-down for the years ended                       December 31,   December 31,
                                                         2007           2006
                                                         ----           ----

                                                      Write-down     Write-down
                                                      ----------     ----------

Completed television programs and recordings          $  500,332     $  575,340
Completed Motion picture - Bailey's Billion$             856,159        300,254
Completed Television Drama Series                           --             --
Projects in Progress                                     243,606        883,148
                                                      ----------     ----------

                                                      $1,600,097     $1,758,742
                                                      ==========     ==========


Completed Television Programs and Recordings


Amortization and write-down of the Company's completed television programs and recordings, which include The Composers' Specials, The Inventors' Specials and The Artists' Specials totaled $619,973 (2006 - $826,983) including a write down of $500,332 (2006 - $575,340). At December 31, 2007, the Company estimates its investment in its proprietary film library of completed television programs and recordings as $265,000 (2006 - $930,318) after accumulated amortization and write-downs of $620,305 (2006 - $774,080).

In the nine-year period from 1999 to 2007, The Artists' Specials, the last series of films in its completed television programs and recordings with a net carrying value remaining, generated approximately $5,850,000 in its first nine years after the original release, which is an average of $650,000 per annum. The Company's ultimate revenue estimates for The Artists' Specials in 2008 is approximately $300,000, based on its history of sales in North American DVD markets and estimates from the recent distribution agreement with the Carrere Group. While, the Company believes that its proprietary library of completed television programs and recordings are evergreen and will continue to generate revenues in the future, in accordance with SOP 00-2 all of the Company's carrying value for its completed television programs will be expensed by the end of the prescribed ten year amortization period of The Artists Specials in 2008. Accordingly, the Company accelerated the expensing of its completed television programs and recordings in 2007 and wrote down its carrying value by $500,332.


Completed Motion Picture - Bailey's Billion$

The Company's investment in its Completed Motion Picture - Bailey's Billion$ as at December 31, 2007 was $2,034,919 (2006 - $2,891,078) after accumulated amortization in prior years and a write-down in 2007 of $856,159 (2006 - $300,254).


Ultimate revenue estimates for the Company's completed motion picture are based on in-depth discussions with and estimates provided by experienced third-party distributors and sales agents, including the contracted foreign sales agent and United States distributor. Each of these distributors has well over 20 years of experience in its area of sales and distribution. The third party sales estimates and the agreements have been reviewed and approved by the motion picture's co-producers, copyright purchasers and production lending bank and then discounted by the Company in an effort to provide conservative and realizable ultimate revenue estimates.

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

While actual revenues of $6,140,000 from the Company's Completed Motion Picture in the first two years were above the Company's original ultimate revenue estimates and a drop-off was expected while certain non-fundable advances in foreign territories were recouped by distributors, the Company revised its remaining ultimate revenues to approximately $27 million for the next six years in light of changing market conditions and the declining performance of its distributors and accordingly wrote down the net carrying value of Bailey's Billion$ by $856,159 in 2007. The Company believes that ultimate revenue estimates for Bailey's Billion$ are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions over the ten year period that started with the delivery of the film in 2004.


Completed Television Drama Series

Amortization expenses for the Company's completed television drama mini-series, Across the River to Motor City, in 2007 was $3,869,114 (2006 - $0). At December 31, 2007, the Company's investment in its completed television drama series was estimated at $1,816,485 (2006 - $0).


Ultimate revenue estimates for the Company's television drama series, Across the River to Motor City, are based on the Company's 25 year history in the television industry and the distribution in the international broadcast and DVD marketplace and discussions regarding estimated values of broadcast licenses provided by experienced third-party distributors and sales agents, including the Carrere Group and Aver Media. Each of these distributors and sales agents has well over 20 years of experience in its area of sales and distribution. Management has discounted these estimates in an effort to provide conservative and realizable ultimate revenue estimates backed up by a conservative schedule of territory by territory broadcast sales estimates.

In Canada, management's estimates reflect contracted sales of $5,612,500 receivable on delivery of the series (covering 67% of overall Ultimate revenues for the ten year prescribed period in compliance with FASB 53). The balance of Canadian revenues total $360,000 over the ten year period covering three broadcast windows in French Canada, one window after seven years in English Canada, and all revenues from VOD, DVD and digital distribution marketplaces.

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

For estimates in the foreign territories, the Company has relied on Carrere Group's estimates for a first window sale in France of between $50,000 and $150,000 per episode and reviewed broadcast values for first window sales in the 7 major territories as well as estimates in 25 of 75 key international territories and discounted its estimates to $300,000 for all territories outside of North America for multiple windows over ten years.

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

The Company believes that ultimate revenue estimates for Across the River to Motor City are conservative and realizable, notwithstanding the fact that management reviews the estimates on a regular basis and may adjust them down depending on changing results and market conditions in the future


Projects in Progress

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


Participation and Exploitation costs

Participation expenses and exploitation costs, including manufacturing costs and third party distribution fees and expenses related to sales of Company's library of films, television, programs and motion picture totaled $224,828 for the year ended December 31, 2007 increasing by $23,555 or approximately 12% as compared to $201,273 in 2006.

There were no participation and exploitation costs related to the Company's completed motion picture - Bailey's Billion$ in 2007 (2006 - $nil) nor its completed television drama series and the Company does not expect to incur any participation and exploitation expenses related to these films in 2008. The Company estimates approximately $190,000 in participation and exploitation costs related to it library of completed television programs and recordings in 2008, of which approximately $50,000 or 26% are costs related to the Artists Specials series, the only series of the Company's completed television programs and recordings with a net carry cost remaining.

The  following  table  summarizes   Company's   participation  and  exploitation
expenses:   related  to  its  library  of  completed   television  programs  and
recordings:

Participation and Exploitation costs               December 31,     December 31,
                                                      2007             2006
                                                      ----             ----

Participation costs                                 $ 13,938         $ 49,711
Manufacturing Costs                                   99,456           79,226
Distribution fees and expenses                       111,434           72,335
                                                    --------         --------

                                                    $224,828         $201,273
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

                       Restated Consolidated Balance Sheet
                                December 31, 2006

                                                                  Affecting
                                                                   periods
                                                    2006            prior         2006                       2006
                                                As Reported        to 2006    Restatement       Ref       As Restated
                                                -----------        -------    -----------       ---       -----------
Subscriptions
  receivable                                   $    132,296                    $(132,296)       (d)       $       --

Investment in film,
  television programs,
    and recordings                                9,490,501                       30,312        (b)
                                                                                 (76,000)       (f)          9,444,813
Film tax credits
  Receivable                                      2,051,568                       76,000        (f)          2,127,568

Long term receivable                                175,097                     (175,097)       (d)               --

Total assets                                   $ 12,934,759                    $(277,081)                   12,657,678

Convertible debentures                            1,519,290         181,510                     (a)
                                                                 (1,700,800)                    (a)               --
Loans payable                                                     1,700,800                     (a)          1,700,800

Preferred shares                                                    494,550                     (e)            494,550

Total liabilities                              $  9,476,413         676,060         --                      10,152,473

Capital Stock                                    12,330,949                      (62,943)       (c)         12,268,006
Contributed surplus                               1,267,449        (199,046)                    (c)
                                                                                  19,710        (c)
                                                                                (307,393)       (d)
                                                                                (110,512)       (c)
                                                                                  36,957        (c)            707,165
Warrants                                                                         199,046                           (c)
                                                                                  62,943        (c)
                                                                                 110,512        (c)
                                                                                 (36,957)       (c)            335,544
Preferred Shares                                    494,550        (494,550)                    (e)                 --
Deficit                                         (10,634,602)                      30,312        (b)
                                                                   (181,510)                    (a)
                                                                                 (19,710)       (c)
                                                                                                           (10,805,510)
Shareholders' equity                              3,458,346        (676,060)    (277,081)                    2,505,205

Total liabilities and
  Shareholders'
    Equity                                     $ 12,934,759    $       --      $(277,081)                 $ 12,657,678

                  Restated Consolidated Statement of Operations
                      For the Year ended December 31, 2006

                                               2006               2006                      2006
                                            As Reported        Restatement      Ref      As Restated
                                            -----------        -----------      ---      -----------
Revenues                                    $   423,959             --                   $   423,959

Operating expenses                              857,505
                                                                  26,784        (c)
                                                                  19,710        (c)          903,999

Stock based compensation                         26,784          (26,784)       (c)             --

Interest (recovery)                              36,864          (30,312)       (b)
                                                                  45,004        (e)           51,556
Amortization and
  write downs                                 2,016,957                                    2,016,957
                                            -----------                                  -----------
Expenses                                      2,938,110           34,402                   2,972,512
                                            -----------        ---------                 -----------

Loss
   Comprehensive
     income (loss)                          $(2,514,151)       $ (34,402)                $(2,548,553)
                                            ===========        =========                 ===========

Earnings (loss) per
  Common share
Basic                                            $(0.07)            --                        $(0.07)
                                            ===========        =========                 ===========

Diluted                                          $(0.07)            --                        $(0.07)
                                            ===========        =========                 ===========

                  Restated Consolidated Statement of Cash Flows
                      For the Year ended December 31, 2006

                                                                   2006           2006                       2006
                                                                As Reported    Restatement      Ref       As Restated
                                                                -----------    -----------      ---       -----------
OPERATING ACTIVITIES
  Loss for the year                                             $(2,514,151)     (19,710)       (c)
                                                                                  30,312        (b)
                                                                                 (45,004)       (e)       $(2,548,553)
  Stock-based compensation                                           86,380       19,710        (c)           106,090
  Amortization - film, television
                 programs and recordings                            251,643                                   251,643
               - property and equipment                               6,572                                     6,572

  Write-down of investment in film,
     television programs and recordings                           1,758,742                                 1,758,742
  Change in non-cash operating
     assets and liabilities                                       2,566,481
                                                                -----------
                                                                                 (76,000)       (f)         2,490,481
                                                                                 -------                  -----------
  Cash flows provided by
     operating activities                                       $ 2,155,667      (90,692)                 $ 2,064,975
                                                                -----------      -------                  -----------

                  Restated Consolidated Statement of Cash Flows
                      For the Year ended December 31, 2006

                                                                         2006                  2006                         2006
                                                                     As Reported           Restatement       Ref         As Restated
                                                                     -----------           -----------       ---         -----------
FINANCING ACTIVITIES
    Increase (decrease) in film
      production loans                                                 2,121,527             (30,312)        (b)          2,091,215
    Long term receivable                                                (175,097)            175,097         (d)               --
    Subscription receivable                                             (132,296)            132,296         (d)               --
    Issuance of shares on exercise of options                              2,500                                              2,500
    Net change in proceeds from financing and                               --              (307,393)        (d)
    subscription receivable                                                 --               249,098         (d)            (58,295)
    Preferred share dividends paid                                       (45,004)             45,004         (e)               --
    Shares issued on private placement                                   507,500             (62,943)        (c)            444,557
    Contributed surplus                                                  249,098            (249,098)        (d)               --
    Warrants                                                                --                62,943         (c)             62,943
                                                                                                                        -----------

    Cash flows provided by
      financing activities                                             2,528,228                                          2,542,920
                                                                     -----------                                        -----------

INVESTING ACTIVITIES
  Investment in film, television
    programs and recordings                                           (4,652,779)             76,000         (f)         (4,576,779)
  Purchase of property and equipment                                      (3,105)                                            (3,105)
                                                                     -----------                                        -----------
  Cash flows used in investing activities                             (4,655,884)                                        (4,579,884)
                                                                     -----------                                        -----------

CHANGE IN CASH AND
   CASH EQUIVALENTS                                                       28,011                                             28,011

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     239,990                                            239,990
                                                                     -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                      $   268,001                                        $   268,001
                                                                     ===========                                        ===========

Loans Payable


Loans payable (see Note 2 and Note 10 to the Company's consolidated financial statements) outlined below reflects the Company's 1995, 1996 and 2000 Convertible debentures, which bear interest at 10.5 %, have matured, have not been extended and carry no fixed term. Accordingly the Company has re-stated the outstanding amount of $1,700,800 (2006 - $1,700,800) as a current loan as at December 31, 2007. The creditors have a general security assignment on the assets of the Company. Accrued interest as at December 31, 2007 was $846,505 (2006 - $668,298) and was included in Accounts payable and Accrued liabilities. In 2007, the Company deposited $60,000 in trust related to the loans, to show that the Company was committing a portion of its cash flow towards settlement of its liability and included the amount on the balance sheet with prepaid expenses and sundry assets.

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


Liquidity and Capital Resources

The Company's cash on hand as at December 31, 2007 was $245,872 as compared to $268,001 as at December 31, 2006, a decrease in cash position of $22,129.

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

The Company is pursuing various financing initiatives; however, there is no assurance that the Company will be successful in its financing efforts or in achieving sufficient cash flows from operating activities. If the Company is unsuccessful, the Company may be required to significantly reduce or limit operations. The application of the going concern basis is dependent upon the Company obtaining additional financing to fund its continuing operations and meet its obligations as they come due.

If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities and the reported net income.

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Although the audit was conducted in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the auditors' report to the Board of Directors and Shareholders dated April 11, 2008 and the auditor's report to the shareholders dated March 26, 2007, except for the effect of restatement described in Notes 2 and 23, as of April 11, 2008, is expressed in accordance with Canadian generally accepted auditing standards ("GAAS") which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


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

The Audit Committee is appointed by the board and is comprised of two outside directors and the Chief Financial Officer. The committee meets periodically with management and the external auditors to discuss internal controls over the financial reporting process, auditing matters and financial reporting issues to satisfy itself that each party is properly discharging its responsibilities. The Audit committee reviews the Company's annual consolidated financial statements, the report of the independent registered chartered accountants, the comments by independent registered chartered accountants on Canada-United States of America reporting difference and other information in the Annual Report. The committee reports findings to the board for consideration by the board when it approves the financial statements for issuance to the shareholders.

On behalf of the shareholders, the financial statements have been audited by Deloitte and Touche LLP, the external auditors, in accordance with Canadian generally accepted auditing standards. Deloitte and Touche LLP has full and free access to the Audit Committee.

Disclosure Controls and Procedures


The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. As described below under Management's Annual Report on Internal Control over Financial Reporting, the Company's CEO and CFO have concluded that as a result of a thorough review of the Company's prior financial disclosures, the Company determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the December 31, 2007 and 2006 consolidated financial statements, that there are material weaknesses in disclosure controls and the internal control over financial reporting as of December 31, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions.

Management's Annual Report on Internal Control and over Financial Reporting.

The Company's CEO and CFO (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended. Such officers have evaluated these controls and procedures as of a date within 90 days of filing of this report.

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

iii) In August of 2006, the CICA issued Handbook Section 3031 ("CICA 3031"). "Inventories", which must be applied for fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase on the value of inventories. The Company is evaluating te potential impact of the adoption of this standard.

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

Consolidated statements of operations:

The loss as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                        2006
FOR THE YEARS ENDED DECEMBER 31,                       2007          (restated)
                                                   -----------      -----------
Loss in accordance with Canadian GAAP
and US GAAP                                        $  (572,084)     $(2,548,553)

Interest on Preferred Shares (Note c)              $    45,004      $    45,004
                                                   ===========      ===========

Loss in accordance with US GAAP                    $  (527,080)     $(2,503,549)
                                                   ===========      ===========
                     Basic &
Loss per share       Diluted                       $     (0.01)     $     (0.07)

Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                       2006
AS AT DECEMBER 31,                                     2007         (restated)
                                                   ------------    ------------

ASSETS

Assets in accordance with Canadian GAAP            $  8,492,237    $ 12,657,678
Assets in accordance with US GAAP                  $  8,492,237    $ 12,657,678
                                                   ============    ============

LIABILITIES

Liabilities in accordance with Canadian GAAP       $  5,605,928    $ 10,152,473
Preferred shares (Note b)                              (494,550)       (494,550)
                                                   ------------    ------------
Liabilities in accordance with US GAAP             $  5,111,378    $  9,657,923

SHAREHOLDERS' EQUITY

Equity in accordance with Canadian GAAP            $  2,886,309    $  2,505,205

Preferred Shares (Note b)                          $    494,550    $    494,550
Effects of interest on Preferred Shares
on deficit (Note c)                                $     45,004    $     45,004
Dividends on Preferred Shares (Note c)             $    (45,004)   $    (45,004)

Equity in accordance with US GAAP                  $  3,380,859    $  2,999,755
                                                   ------------    ------------

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

ITEM 7.

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007
                         (expressed in Canadian dollars)

                        DEVINE ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007
                         (expressed in Canadian dollars)

                                    CONTENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm                    67-69

Consolidated Balance Sheets                                                   70

Consolidated Statements of Shareholders' Equity                               71

Consolidated Statements of Operations and Comprehensive Loss                  72

Consolidated Statements of Cash Flows                                         73

Notes to Consolidated Financial Statements                                74-108

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

                                    Mintz & Partners LLP

                                    Independent Registered Chartered Accountants
                                    Licensed Public Accountants

Toronto, Ontario
March 26, 2007 except for the effect of
restatement described in Notes 2 and 23, which is as of April 11, 2008

                        DEVINE ENTERTAINMENT CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 2007
                         (expressed in Canadian dollars)

                                                              ASSETS

                                                                                                         2007              2006
                                                                                                                         Restated

                                                                                                                         (Note 2)
                                                                                                      ------------     ------------
Cash and cash equivalents                                                                             $    245,872     $    268,001
Accounts receivable                                                                                      1,028,705           23,170
Film tax credits receivable (Note 4)                                                                     1,112,207        2,127,568
Inventory                                                                                                   54,871           88,236
Prepaid and sundry assets                                                                                  185,360          190,935
Advances receivable (Note 5 & 20)                                                                          494,550          494,550
Investment in film, television programs and recordings (Note 7)                                          5,355,327        9,444,813
Property and equipment (Note 8)                                                                             15,345           20,405
                                                                                                      ------------     ------------
                                                                                                      $  8,492,237     $ 12,657,678
                                                                                                      ============     ============

                                                          LIABILITIES
Accounts payable and accrued liabilities                                                              $  1,569,974     $  1,492,953
Film production loan (Note 9)                                                                            1,840,604        2,121,527
Loans payable (Note 10)                                                                                  1,700,800        1,700,800
Deferred revenue (Note 3 (n))                                                                                   --        4,342,643
Preferred shares (Note 11)                                                                                 494,550          494,550
                                                                                                      ------------     ------------

                                                                                                         5,605,928       10,152,473
                                                                                                      ------------     ------------

                                                       SHAREHOLDERS' EQUITY
Capital stock (Note 16)                                                                                 12,652,998       12,268,006
Contributed surplus (Note 18)                                                                              902,449          707,165
Warrants (Note 16(d))                                                                                      708,456          335,544
Deficit                                                                                                (11,377,594)     (10,805,510)
                                                                                                      ------------     ------------
                                                                                                         2,886,309        2,505,205
                                                                                                      ------------     ------------

                                                                                                      $  8,492,237     $ 12,657,678
                                                                                                      ============     ============

See accompanying notes to consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD:


----------------------                  ----------------------
       [signed]            Director             [signed]           Director
     David Devine                            Richard Mozer

                        DEVINE ENTERTAINMENT CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
                         (expressed in Canadian dollars)

                                                                                                                Stock
                                          Common Shares          Preferred Shares            Warrants          Options
                                        ----------------        ------------------      -----------------     ---------
                                         #             $            #          $          #           $           #

--------------------------------------------------------------------------------------------------------------------------
BALANCE, as previously reported
January 1, 2006                      35,353,508    11,745,545    494,550    494,550    4,877,450              3,180,000
Restatement (Note 2) reallocate
warrants from contributed surplus          --            --         --                      --      199,046        --
Effect of reclassification of
preferred shares (Note 2)                                       (494,550)  (494,550)
Effect of restated loans payable
(Note 2)
                                     -------------------------------------------------------------------------------------

BALANCE, as restated
January 1, 2006                      35,353,508    11,745,545       --         --      4,877,450    199,046   3,180,000
-issuance of stock options
    (Note 16c)                                                                                                1,090,000
-Modification of warrants
   (Note 2 c)                                                                                       110,512
-shares issued on settlement for
   services rendered and
   accounts payable (Note 16 b,
   v, vii, viii & 16 c)                 551,860        74,904
-issuance of private placement
   (Note 16 b iv) and effect of
   fair value of warrants (Note 2)    3,383,331       444,557                          1,691,666     62,943
-exercise of stock options
   (Note 16 b vi)                        25,000         3,000                                                   (25,000)
-expired warrants (Note 16)                                                             (499,950)   (36,957)
-proceeds from financings
   (Note 18 & 20)
Subscription receivable (Note 6)
Net Loss as restated (Note 2)
                                     -------------------------------------------------------------------------------------

BALANCE, as restated
December 31, 2006                    39,313,699    12,268,006       --         --      6,069,166    335,544    4,245,000
-expired options (Note 16 c)                                                                                   (905,000)
-settlement for services rendered
   (Note 16 b i)                         68,850        10,328
-settlement of accrued liabilities
   (Note 16 b iii)                       63,600         9,540
-issuance of private placement
   (Note 16 b ii & 16 d)              6,475,000       365,124                          6,475,000    227,276
-grant of stock options
   (Note 16 c)                                                                                                1,315,000
-modification of warrants
   (Note 16 d)                                                                                       16,256
-grant of warrants (Note 16 d)                                                         1,930,000    129,380
-Proceeds from financings
   (Note 18 & 20)
Subscription receivable, net
   (Note 6)
                                     -------------------------------------------------------------------------------------
NET LOSS
                                     -------------------------------------------------------------------------------------
BALANCE,                             45,921,149    12,652,998       --          --    14,474,166    708,456   4,655,000
December 31, 2007
--------------------------------------------------------------------------------------------------------------------------
                                      Contributed
                                         Surplus        Deficit
                                     -------------     ---------
                                           $               $
                                       (Note 18)
------------------------------------------------------------------
BALANCE, as previously reported
January 1, 2006                        1,007,376      (8,075,447)
Restatement (Note 2) reallocate
warrants from contributed surplus       (199,046)
Effect of reclassification of
preferred shares (Note 2)
Effect of restated loans payable
(Note 2)
                                                        (181,510)
                                       ---------------------------

BALANCE, as restated
January 1, 2006                          808,330      (8,256,957)
-issuance of stock options
    (Note 16c)                            31,185
-Modification of warrants
   (Note 2 c)                           (110,512)
-shares issued on settlement for
   services rendered and
   accounts payable (Note 16 b,
   v, vii, viii & 16 c)
-issuance of private placement
   (Note 16 b iv) and effect of
   fair value of warrants (Note 2)
-exercise of stock options
   (Note 16 b vi)                           (500)
-expired warrants (Note 16)               36,957
-proceeds from financings
   (Note 18 & 20)                        249,098
Subscription receivable (Note 6)        (307,393)
Net Loss as restated (Note 2)                         (2,548,553)
                                       ---------------------------

BALANCE, as restated
December 31, 2006                        707,165     (10,805,510)
-expired options (Note 16 c)
-settlement for services rendered
   (Note 16 b i)
-settlement of accrued liabilities
   (Note 16 b iii)
-issuance of private placement
   (Note 16 b ii & 16 d)
-grant of stock options
   (Note 16 c)                           119,450
-modification of warrants
   (Note 16 d)                           (16,256)
-grant of warrants (Note 16 d)
-Proceeds from financings
   (Note 18 & 20)                        131,316
Subscription receivable, net
   (Note 6)                              (39,226)
                                       ---------------------------
NET LOSS                                                (572,084)
                                       ---------------------------
BALANCE,
December 31, 2007                        902,449     (11,377,594)
------------------------------------------------------------------



 See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                                                                  2007                  2006
                                                                                                                      Restated

                                                                                                                       (Note 2)
                                                                                              ---------------      ----------------
REVENUE                                                                                       $     6,144,577      $        423,959
                                                                                              ---------------      ----------------

EXPENSES
  Operating & general                                                                               1,087,975               903,999
  Amortization & write-down of film, television programs and recordings (Note 7)                    5,589,184             2,010,385
  Amortization of property and equipment                                                                5,060                 6,572
  Interest expense - net (Note 12)                                                                     34,442                51,556
                                                                                              ---------------      ----------------
                                                                                                    6,716,661             2,972,512
                                                                                              ---------------      ----------------

LOSS AND COMPREHENSIVE LOSS                                                                   $      (572,084)     $     (2,548,553)
                                                                                              ===============      ================

LOSS PER SHARE (Note 17)

Basic and Diluted                                                                             $         (0.01)     $          (0.07)
                                                                                              ===============      ================

WEIGHTED AVERAGE NUMBER OF SHARES

Basic and Diluted                                                                                  40,813,586            37,575,373
                                                                                              ===============      ================

See accompanying notes to consolidated financial statements.

                        DEVINE ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,
                         (expressed in Canadian dollars)

                                                                                                       2007                2006
                                                                                                                         Restated

                                                                                                                          (Note 2)
                                                                                                    -----------         -----------
OPERATING ACTIVITIES
      Loss for the year                                                                             $  (572,084)        $(2,548,553)
      Stock-based compensation (Note 16 e)                                                              259,158             106,060
      Amortization - film, television programs and recordings                                         3,989,087             251,643
                           - property and equipment                                                       5,060               6,572
      Write-down of investment in film, television programs and recordings                            1,600,097           1,758,742
     Change in non-cash operating assets & liabilities (Note 21)                                     (4,147,316)          2,490,481
                                                                                                    -----------         -----------

     Cash flows provided by operating activities                                                      1,134,002           2,064,975
                                                                                                    -----------         -----------

FINANCING ACTIVITIES
    Prepaid and sundry assets                                                                           (60,000)                 --
    Increase (decrease) in film production loans                                                       (280,923)          2,091,215
    Issuance of shares on exercise of options                                                                --               2,500
    Net change in proceeds from financing and subscription receivable                                    92,090             (58,295)
    Shares issued on private placement                                                                  365,124             444,557
    Warrants                                                                                            227,276              62,943
                                                                                                    -----------         -----------

    Cash flows provided by financing activities                                                         343,567           2,542,920
                                                                                                    -----------         -----------

INVESTING ACTIVITIES
  Investment in film, television programs and recordings                                             (1,499,698)         (4,576,779)
  Purchase of property and equipment                                                                         --              (3,105)
                                                                                                    -----------         -----------

 Cash flows used in investing activities                                                             (1,499,698)         (4,579,884)
                                                                                                    -----------         -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                                     (22,129)             28,011

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                            268,001             239,990
                                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                              $   245,872         $   268,001
                                                                                                    ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                                                                       $   133,229         $    71,519
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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

(d) The Company had previously recorded subscriptions receivables on the balance sheet as a current and long term asset. Under EIC-132, the Company is required to present subscriptions receivables as a reduction in equity until such time that the receivable is collected. The Company has restated subscriptions receivables accordingly and the effect of the restatement resulted in a decrease to Subscriptions receivables of $132,296, a
      decrease  to  long  term   receivable  of  $175,097  and  a  reduction  to
      contributed surplus of $307,393 at December 31, 2006. In addition, proceeds from financing and subscription s receivable have been grouped together in the statement of cash flows.

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

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                       Restated Consolidated Balance Sheet
                                                               December 31, 2006
                                      ----------------------------------------------------------------------------
                                         2006        Affecting periods       2006                      2006
                                      As Reported      prior to 2006      Restatement      Ref      As Restated
                                      -----------                        ----------------------------------------
Share subscription
     receivable                          $132,296                          $(132,296)      (d)          $ --

Investment in film,
     television programs,
        and recordings                  9,490,501                             30,312       (b)
                                                                             (76,000)      (f)         9,444,813
Film tax credits
      Receivable                        2,051,568                             76,000       (f)         2,127,568

Long term receivable                      175,097                           (175,097)      (d)            --

Total assets                          $12,934,759                          $(277,081)                 12,657,678

Convertible debentures                  1,519,290          181,510                         (a)
                                                        (1,700,800)                        (a)            --
Loans payable                                            1,700,800                         (a)         1,700,800

Preferred shares                                           494,550                         (e)           494,550

Total liabilities                      $9,476,413          676,060             --                     10,152,473

Capital Stock                          12,330,949                            (62,943)      (c)        12,268,006
Contributed surplus                     1,267,449         (199,046)                        (c)
                                                                              19,710       (c)
                                                                            (307,393)      (c)
                                                                            (110,512)      (c)
                                                                              36,957       (c)           707,165
Warrants                                                   199,046                         (c)
                                                                              62,943       (c)
                                                                             110,512       (c)
                                                                             (36,957)      (c)           335,544
Preferred Shares                          494,550         (494,550)                        (e)            --
Deficit                               (10,634,602)                            30,312       (b)
                                                          (181,510)                        (a)
                                                                             (19,710)      (c)
                                                                                                     (10,805,510)
Shareholders' equity                    3,458,346         (676,060)         (277,081)                  2,505,205

Total liabilities and
     Shareholders'
        Equity                        $12,934,759           $ --           $(277,081)                $12,657,678

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                               Restated Consolidated Statement of Operations
                                                    For the Year ended December 31, 2006
                                          ---------------------------------------------------------
                                             2006              2006                        2006
                                          As Reported       Restatement      Ref        As Restated
                                          -----------       -----------                 -----------
Revenues                                    $423,959              --                      $423,959

Operating expenses                           857,505
                                                                 26,784      (c)
                                                                 19,710      (c)           903,999

Stock based compensation                      26,784            (26,784)     (c)             --

Interest (recovery)                           36,865            (30,312)     (b)
                                                                 45,004      (e)            51,557
Amortization and
  write downs                              2,016,957                                     2,016,957
                                         -----------                                   -----------
Expenses                                   2,938,110             34,402                  2,972,512
                                         -----------          ---------                -----------

Loss
   Comprehensive
     income (loss)                       $(2,514,151)          $(34,402)               $(2,548,553)
                                         ===========          ---------                ===========

Earnings (loss) per
  Common share
Basic                                         $(0.07)             --                        $(0.07)
                                              ======          =========                ===========
Diluted                                       $(0.07)             --                        $(0.07)
                                              ======          =========                ===========

                                               Restated Consolidated Statement of Cash Flows
                                                     For the Year ended December 31, 2006
                                          ---------------------------------------------------------
                                             2006              2006                        2006
                                          As Reported       Restatement      Ref        As Restated
                                          -----------       -----------                 -----------
OPERATING ACTIVITIES
 Loss for the year                       $(2,514,151)           (19,710)     (c)
                                                                 30,312      (b)
                                                                (45,004)     (e)       $ (2,548,553)
 Stock-based compensation                     86,380             19,710      (c)            106,090
 Amortization - film, television
                 programs and recordings     251,643                                        251,643
              - property and equipment         6,572                                          6,572

 Write-down of investment in film,
    television programs and recordings     1,758,742                                      1,758,742
Change in non-cash operating
    assets and liabilities                 2,566,481
                                         -----------
                                                                (76,000)     (f)          2,490,481
                                                              ---------                 -----------
 Cash flows provided by
             operating activities        $ 2,155,667          $ (90,692)                $ 2,064,975
                                         -----------          ---------                 -----------

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)

                                                                Restated Consolidated Statement of Cash Flows
                                                                     For the Year ended December 31, 2006
                                                        -----------------------------------------------------------------
                                                           2006               2006                               2006
                                                        As Reported        Restatement          Ref           As Restated
                                                        -----------        -----------                        -----------
FINANCING ACTIVITIES
    Increase (decrease) in film
         production loans                                 $2,121,527            $(30,312)        (b)         $2,091,215
    Long term receivable                                    (175,097)            175,097         (d)              --
    Subscription receivable                                 (132,296)            132,296         (d)              --
    Issuance of shares on exercise of options                  2,500                                              2,500
    Net change in proceeds from financing and                   --              (307,393)        (d)
    subscription receivable                                     --               249,098         (d)            (58,295)
    Preferred share dividends paid                           (45,004)             45,004         (e)              --
    Shares issued on private placement                       507,500             (62,943)        (c)            444,557
    Contributed surplus                                      249,098            (249,098)        (d)              --
    Warrants                                                    --                62,943         (c)             62,943
                                                                                                            -----------
    Cash flows provided by
          financing activities                             2,528,228                                          2,542,920
                                                          ----------                                        -----------
INVESTING ACTIVITIES
  Investment in film, television
             programs and recordings                      (4,652,779)             76,000         (f)         (4,576,779)
  Purchase of property and equipment                          (3,105)                                            (3,105)
                                                          ----------                                        -----------
 Cash flows used in investing activities                  (4,655,884)                                        (4,579,884)
                                                          ----------                                        -----------

CHANGE IN CASH AND
   CASH EQUIVALENTS                                           28,011                                             28,011

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                         239,990                                            239,990
                                                          ----------                                        -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                           $  268,001                                        $   268,001
                                                          ----------                                        -----------

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

      The Corporation's financial assets and liabilities are recorded and measured as follows:

      Asset/Liability                |  Category               |  Measurement
      ---------------                |  --------               |  -----------
      Accounts receivable            |  Loans and receivables  |  Amortized cost
      Subscription receivable        |  Loans and receivables  |  Amortized cost
      Accounts payable and accrued | Other liabilities | Amortized cost liabilities
      Accrued Liabilities            |  Other liabilities      |  Amortized cost
      Loans payable                  |  Other liabilities      |  Amortized cost

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

            iii) In August of 2006, the CICA issued Handbook Section 3031 ("CICA 3031"). "Inventories", which must be applied for fiscal years beginning on or after January 1, 2008. CICA 3031 prescribes the measurement of inventories at the lower of cost and net realizable value, with guidance on the determination of cost including allocation of overheads and other costs to inventory. Reversals of previous write-downs to net realizable value are permitted when there is a subsequent increase on the value of inventories. The Company is evaluating te potential impact of the adoption of this standard.

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

                                                                         2007             Net
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
                                                      ===========      ===========     ==========

                                                                         2006             Net
                                                                      Accumulated      Carrying
                                                         Cost         Amortization       Value
                                                      -----------     ------------     ----------
      Completed television programs and recordings    $15,996,453      $15,066,135      $  930,318
      Completed Motion picture - Bailey's Billions      6,972,580        4,081,502       2,891,078
      Projects in progress                              5,623,417             --         5,623,417
                                                      -----------      -----------      ----------
                                                      $28,592,450      $19,147,637      $9,444,813
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

      The following tables summarize the Company's amortization and write downs:

      For the Year Ended December 31, 2007

--------------------------------------------------------------------------------
                          Completed films,
                          television programs,    Projects In
                          & recordings              Progress           Total
--------------------------------------------------------------------------------

Amortization                  $3,989,087                -            $3,989,087
--------------------------------------------------------------------------------
Write-down
-Artists Series                  500,332                -               500,332
-Bailey's Billions               856,159                                856,159
-Miracle Journey                    --              $234,586            234,586
-October 7th                        --                 7,500              7,500
-Quarterback                                           1,110              1,110
-Revolving Door                                          410                410
--------------------------------------------------------------------------------
Total Write-down               1,356,491             243,606          1,600,097
--------------------------------------------------------------------------------
Total Amortization
and Write-down                $5,345,578            $243,606         $5,589,184
                              ==========            ========         ==========
--------------------------------------------------------------------------------

      For the Year Ended December 31, 2006

--------------------------------------------------------------------------------
                          Completed films,
                          television programs,    Projects In
                          & recordings              Progress           Total
--------------------------------------------------------------------------------
Amortization                    $251,643                --           $  251,643
--------------------------------------------------------------------------------
Write-down                                              --
-Bailey's Billions               300,254                --              300,254
-Artists Series                  297,639                --              297,639
-Inventors Series                277,701                --              277,701
-Red                                --              $498,348            498,348
-October 7th                        --               384,800            384,800
--------------------------------------------------------------------------------
Total Write-down                 875,594             883,148          1,758,742
--------------------------------------------------------------------------------
Total Amortization
& Write-down                  $1,127,237            $883,148         $2,010,385
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

8.    PROPERTY AND EQUIPMENT

                                                          2007          Net
                                                       Accumulated    Carrying
                                            Cost      Amortization     Amount
                                          --------    ------------    --------
      Computer and editing equipment      $181,028      $169,701      $11,327
      Furniture and fixtures                58,193        54,175        4,018
                                          --------      --------      -------
                                          $239,221      $223,876      $15,345
                                          ========      ========      =======

                                                          2006
                                                       Accumulated    Carrying
                                            Cost      Amortization     Amount
                                          --------    ------------    --------
      Computer and editing equipment      $181,028      $165,556      $15,472
      Furniture and fixtures                58,193        53,260        4,933
                                          --------      --------      -------
                                          $239,221      $218,816      $20,405
                                          ========      ========      =======

9.    FILM PRODUCTION LOAN

                                                          2007          2006
                                                          ----          ----
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

                                                                                   2007           2006
                                                                                   ----           ----
            Income tax (recovery) based on combined
            Statutory income tax rates of 36.12%                                $ (206,637)     (920,537)
            Expenses renounced to
            Variable Interest Entities (Note 20)                                      --             917
            Recognition of tax benefits as a result of tax loss
            carryforward                                                           305,000
            Valuation allowance                                                   (111,000)      911,000
            Other                                                                   12,637         8,620
                                                                                ----------     ---------
                                                                                $     --       $    --
                                                                                ==========     =========

      (b)   Future tax assets

                                                                                   2007           2006
                                                                                   ----           ----
            Net operating loss carryforward                                     $  366,000       610,000
            Investment in film, television programs and recordings                 263,000       (92,000)
                                                                                ----------       -------
                                                                                   629,000       518,000

            Valuation allowance                                                   (629,000)     (518,000)
                                                                                ----------     ---------
            Net Future Tax Assets                                               $     --       $    --
                                                                                ==========     =========

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

                                                            Number      Amount
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

            The outstanding and exercisable stock options are as follows:

                                                                 Weighted
                                                                  Average
                                                    Number       Exercise
            Outstanding and Exercisable           of Options      Price
            -------------------------------------------------------------
            Balance, January 1, 2006              3,180,000        0.10

              Granted                             1,090,000        0.34

              Exercised                             (25,000)       0.10
                                                 ----------        ----

            Balance, December 31, 2006            4,245,000        0.16
                                                 ==========        ====

              Granted                             1,315,000        0.15

              Expired                              (905,000)       0.15
                                                 ----------        ----

            Balance, December 31, 2007            4,655,000        0.16
                                                 ==========        ====

            The Company has granted stock options as follows:

                                                                      Weighted
                                                       Outstanding     Average
                                   Number    Exercise       and       Remaining
Expiry Date      Grant Date      of Options    Price    Exercisable     Life
--------------------------------------------------------------------------------
June 25, 2009   June 25, 2004    3,000,000     0.10      3,000,000      1.48
April 24, 2010  April 25, 2006     100,000     0.10        100,000      2.32
Dec. 29, 2009   Dec. 29, 2006      240,000     1.00        240,000      2.00
May 10, 2009    May 11,2007        200,000     0.15        200,000      1.36
May 10, 2012    May 11,2007      1,100,000     0.15      1,100,000      4.36
July 29, 2012   July 30, 2007       15,000     0.15         15,000      4.58
                                 ---------     ----      ---------      ----

                                 4,655,000     0.16      4,655,000      2.21
                                 =========     ====      =========      ====

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (c)   Stock Option Plan (continued)

            The Company has recorded the fair value of options using the Black-Scholes options pricing model with the following assumptions.

Issue date          April 25, 2006         June 11, 2006           June 11, 2006
--------------------------------------------------------------------------------
Number of options          100,000               375,000                 375,000
Expected life              4 years             0.6 years               0.6 years
Price volatility              247%                   51%                     51%
Dividend yield                  --                    --                      --
Risk-free interest
rate of return               4.34%                 4.49%                   4.49%
Fair value                  $9,900                  $750                    $375

Issue date        December 29, 2006         May 11, 2007            May 11, 2007
--------------------------------------------------------------------------------
Number of options          240,000               200,000               1,100,000
Expected life              3 years             1.5 years                 5 years
Price volatility              215%                  118%                    260%
Dividend yield                  --                    --
Risk-free interest
rate of return               3.94%                 4.56%                   4.54%
Fair value                 $20,160                $9,000                $110,000

Issue date           July 30, 2007
----------------------------------
Number of options           15,000
Expected life              5 years
Price volatility              290%
Dividend yield                  --
Risk-free interest
rate of return               4.64%
Fair value                    $450

      (d)   Warrants

      Balance as restated, January 1, 2006                        $ 199,046
           Restatement (Note 2 (c))                                  62,943
           Restatement (Note 2 (c))                                 (36,957)
           Restatement (Note 2 (c))                                 110,512
                                                                  ---------

       Balance as restated, January 1, 2007                       $ 335,544
           Modification of warrants                                  16,256
           Warrants issued in private placement (note 16 (b) ii)    227,276
           Grant of warrants in exchange for Services               129,380
                                                                  ---------

      Balance at December 31, 2007                                $ 708,456
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

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

16.   CAPITAL STOCK

      (d)   Warrants (continued)

            Common shares have been reserved for warrants on the following basis:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
            Outstanding and Exercisable           # of Warrants      Price
            ---------------------------------------------------------------
            Balance, January 1, 2006                4,877,450        $0.36

               Granted on Private Placement         1,691,666         0.30
               Expired                               (499,950)        0.15
                                                  -----------        -----

            Balance, December 31, 2006              6,069,166         0.28

                Granted in exchange for Services    1,930,000         0.14

                Granted on Private Placement        6,475,000         0.10
                                                  -----------        -----

            Balance, December 31, 2007             14,474,166         0.18
                                                  ===========        =====

The Company reissued 2,547,500 and 1,691,666 warrants which had expired on April 7, 2007 and May 31, 2007, respectively totalling 4,239,166 warrants. The warrants were extended for an additional year and the fair value of $16,256 was allocated to warrants from contributed surplus.

The Company has granted warrants as follows:

                                         Number        Exercise      Outstanding     Weighted Average
Expiry Date          Grant Date        of Warrants      Price      and Exercisable    Remaining Life
------------------------------------------------------------------------------------------------------

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

                                                                   Number of
                                                                  Common Shares
            Year                                                   Outstanding
            ----                                                  -------------

            2007                                                   45,921,149
            2006                                                   39,313,699

                                                      2007       Restated 2006
                                              ------------       -------------
            Numerator:
            ----------
            Net  loss                         $   (572,084)      $  (2,548,553)
                                              ------------       -------------

            Denominator:
            ------------
            Weighted average shares             40,813,586          37,575,373
                                              ============       =============

            Basic and diluted loss per share  $      (0.01)      $       (0.07)
                                              ============       =============

18.   CONTRIBUTED SURPLUS

      Balance as reported January 1, 2006                          1,007,376
            Restatement (Note 2)                                    (199,046)
                                                                 -----------
      Balance as restated, January 1, 2006                           808,330
           Issuance of stock options (Note 16 (c))                    31,185
           Fair value of stock options exercised                        (500)
           Proceeds from financing (Note 20)                         249,098
           Fair value of expired warrants                             36,957
           Subscriptions receivable                                 (307,393)
           Restatement (Note 2 (c))                                 (110,512)
                                                                 -----------
      Balance at December 31, 2006                               $   707,165
                                                                 ===========

      Balance as restated, January 1, 2007                           707,165
            Reissuance of warrants                                   (16,256)
            Grant of stock options                                   119,450
            Subscriptions receivable                                 (39,226)
            Proceeds from financing (Note 20)                        131,316
                                                                 -----------

       Balance at December 31, 2007                              $   902,449
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

21. CHANGE IN NON-CASH OPERATING ASSETS AND LIABILITIES AND SUPPLEMENTAL INFORMATION

                                                                     Restated
                                                          2007         2006
                                                      -----------   ----------

            Accounts receivable                       $(1,005,535)     206,411
            Film tax credits receivable                 1,015,361   (2,127,568)
            Inventory                                      33,365          (96)
            Prepaid and sundry assets                      65,575     (164,623)
            Accounts payable and accrued liabilities       86,561      233,714
            Deferred revenue                           (4,342,643)   4,342,643
                                                      -----------   ----------

                                                      $(4,147,316)  $2,490,481
                                                      ===========   ==========

            The supplemental cash flow information
            are as follows:                                 2007         2006
                                                           ------      --------
            Non-cash transactions

            Settlement of accrued liabilities by share
            Issuance (Note 16 (b) iii)                      9,540       69,790

            Directors fees paid by share issuance
            (Note 16 (b)(i)                                10,328        5,115

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

      Consolidated statements of operations:

      The loss as reported in the accompanying consolidated statements of operations would have been different had the financial statements been prepared in accordance with US GAAP:

                                                                       2006
      FOR THE YEARS ENDED DECEMBER 31,                     2007     (restated)
                                                        ---------   -----------

      Loss in accordance with Canadian GAAP
      and US GAAP                                       $(572,084)  $(2,548,553)

      Interest on preferred shares (Note c)                45,004        45,004
                                                        ---------   -----------

      Loss in accordance with US GAAP                   $(527,080)  $(2,503,549)
                                                        =========   ===========
                                     Basic &
      Loss per share                 Diluted           $   (0.01)  $     (0.07)

                        DEVINE ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

23.   CANADIAN GAAP AND US GAAP RECONCILIATION (continued)

            Effects of these adjustments described above on the consolidated Balance Sheet are as follows:

                                                                      2006
FOR THE YEARS ENDED DECEMBER 31,                        2007       (restated)
                                                    -----------   ------------

ASSETS
------

Assets in accordance with Canadian GAAP             $ 8,492,237   $ 12,657,678

Assets in accordance with US GAAP                   $ 8,492,237   $ 12,657,678
                                                    ===========   ============

LIABILITIES
-----------

Liabilities in accordance with Canadian GAAP        $ 5,605,928   $ 10,152,473

Preferred shares (Note b)                              (494,550)      (494,550)
                                                    -----------   ------------

Liabilities in accordance with US GAAP              $ 5,111,378   $  9,657,923

SHAREHOLDERS' EQUITY
--------------------

Equity in accordance with Canadian GAAP               2,886,309      2,505,205

Preferred Shares (Note b)                               494,550        494,550

Effect of interest on preferred shares on deficit
(Note c )                                                45,004         45,004

Dividends on preferred shares (Note c)                  (45,004)       (45,004)

                                                    -----------   ------------
Equity in accordance with US GAAP                   $ 3,380,859   $  2,999,755
                                                    -----------   ------------

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

      Impact of Newly Issued United States Accounting Standards (continued)

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

                           DECEMBER 31, 2007 AND 2006
                         (expressed in Canadian dollars)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Effective January 29, 2008, the public accounting practice of Mintz & Partners LLP ("Mintz"), our independent accountant who audited our consolidated financial statements for our fiscal year ending December 31, 2006 was acquired by Deloitte & Touche LLP ("Deloitte") and will be carrying on business as Deloitte.


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

Mintz's report on the financial statements for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principal. There were no disagreements with Mintz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mintz's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

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

The Audit Committee is appointed by the board and is comprised of two outside directors and the Chief Financial Officer. The committee meets periodically with management and the external auditors to discuss internal controls over the financial reporting process, auditing matters and financial reporting issues to satisfy itself that each party is properly discharging its responsibilities. The Audit committee reviews the Company's annual consolidated financial statements, the report of the independent registered chartered accountants, the comments by independent registered chartered accountants on Canada-United States of America reporting difference and other information in the Annual Report. The committee reports findings to the board for consideration by the board when it approves the financial statements for issuance to the shareholders.

On behalf of the shareholders, the financial statements have been audited by Deloitte and Touche LLP, the external auditors, in accordance with Canadian generally accepted auditing standards. Deloitte and Touche LLP has full and free access to the Audit Committee.

Disclosure Controls and Procedures


The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation, in accordance with Exchange Act Rules 13a-15 and 15d-15 and under the supervision of and with the participation of management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report. As described below under Management's Annual Report on Internal Control over Financial Reporting, the Company's CEO and CFO have concluded that as a result of a thorough review of the Company's prior financial disclosures, the Company determined that the previously filed financial statements contained errors requiring restatement as reflected in Note 2 to the December 31, 2007 and 2006 consolidated financial statements, that there are material weaknesses in disclosure controls and the internal control over financial reporting as of December 31, 2007 and that the Company did not have sufficient in-house expertise to ensure compliance with the measurement, recognition and disclosure requirements under Canadian and US GAAP for certain transactions.

Management's Annual Report on Internal Control and over Financial Reporting.

The Company's CEO and CFO (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended. Such officers have evaluated these controls and procedures as of a date within 90 days of filing of this report.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the members of the Board of Directors and our executive officers, and sets forth the position with Devine held by each:

Directors and Executive Officers

         Name                   Age                   Positions
--------------------------------------------------------------------------
David Devine                    55        Director, Chairman of the Board,
                                          President and Chief Executive
                                          Officer

Richard Mozer (1)               49        Director, Vice-Chairman of the
                                          Board, Chief Financial Officer,
                                          Treasurer and Secretary

Kenneth D. Taylor (2)           72        Director

Bryson Farrill (1) (2)          78        Director

Ron Feddersen (1) (2)           64        Director

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

------------------------------------------------------------------------------------------------------------------------------------
Name and                                              Year               Annual Compensation                         Long Term
Principal                                                                                                          Compensation
Position
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Other Annual     Securities Underlying
                                                                 Salary         Bonus         Compensation          Options (#)
                                                                  ($)            ($)             ($)(1)
------------------------------------------------------------------------------------------------------------------------------------
David Devine,                                        2007          --            --              218,333                  --
Chairman, President                                  2006          --            --              164,276                  --
& Chief Executive                                    2005          --            --              195,150             1,200,000
Officer
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Name and                                              Year               Annual Compensation                         Long Term
Principal                                                                                                          Compensation
Position
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Other Annual     Securities Underlying
                                                                 Salary         Bonus         Compensation          Options (#)
                                                                  ($)            ($)             ($)(1)
---------------------------------------------------------------------------------------------------------------------------
Richard Mozer                                        2007          --            --              188,947                  --
Vice-Chairman,                                       2006          --            --              135,000                  --
Chief Financial,                                     2005          --            --              166,170             1,200,000
Officer, Treasurer
& Secretary
------------------------------------------------------------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                    Number of
                    Securities      % of Total
                    Underlying   Options Granted     Exercise
                     Options     to Employees in   Price/Common
   Name            Granted (#)   Fiscal Year 2007     Share)     Expiration Date
--------------------------------------------------------------------------------
David Devine         200,000          21.1%           $0.15          05.10.12
--------------------------------------------------------------------------------
Richard Mozer        200,000          21.1%           $0.15          05.10.12
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

--------------------------------------------------------------------------------------------
    Name             Securities        Value       Unexercised        Value of Unexercised
                    Acquired on      Realized       Options at       In-the-Money Options at
                    Exercise (#)                 December 31, 2007      December 31, 2007
                                                       (#)

                                                   Exercisable/           Exercisable/
                                                  Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------
David Devine            -0-             $0          1,200,000               $20,000
--------------------------------------------------------------------------------------------
Richard Mozer           -0-             $0          1,200,000               $20,000
--------------------------------------------------------------------------------------------

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

                         Title of Class - Common Shares


                                            Amount and
Name and Address of                    Nature of Beneficial
Beneficial Owner(1)                         Ownership           Percent of Class
-------------------                    --------------------     ----------------
Forvest Trust S.A.                         4,120,000(2)                 9%
6, Place Chevelu
1211 Geneva 1
Switzerland

David Devine                               8,620,545(3)                19%

Richard Mozer                              8,133,945(4)                18%

Kenneth D. Taylor                            278,250(5)           Less than 1%

Bryson Farrill                               278,750(6)           Less than 1%

Ron Feddersen                                378,250(7)           Less than 1%

All directors and executive               17,689,740                   39%
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

(3) Includes option to purchase 1,200,000 Common Shares and warrant to purchase 1,000,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."

(4) Includes option to purchase 1,200,000 Common Shares and warrant to purchase 1,000,000 Common Shares. See "Executive Compensation -- Option Grants in Last Fiscal Year" and "Certain Relationships and Material Transactions."


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

***   filed herewith

b.) Reports on Form 8-K

      (i) The Company filed a current report on Form 8-K dated October 11, 2007. Under item 8.01 of that 8-K the Company announced that it had completed a private placement of Devine's equity securities.

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