Form 10-K/A
period 2007-12-31
Devine Entertainment CORP
filed 2009-05-14
CIK 1317035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 Amendment No. 3

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

Explanatory note:

The following is an amendment to the 10KSB/A filed by Devine Entertainment Corporation on February 13, 2009. The filing did not include the Officer Certifications contained herein.

Exhibit Index:

31.1 - Certification of President and CEO, David Devine
31.2 - Certification of Chief Financial Officer, Richard Mozer

32.1 - Certification  Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
       Section  906 of the  Sarbanes-Oxley  Act of 2002
       By -  President and CEO, David Devine

32.1 - Certification  Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
       Section  906 of  the  Sarbanes-Oxley  Act of  2002
       By - Chief  Financial Officer, Richard Mozer